Form 10QSB
period 1999-09-30
A1 INTERNET COM INC
filed 1999-12-17
CIK 1091566

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                             COMMISSION FILE NUMBER

                              A1 INTERNET.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       NEVADA                                        03-7392107
(STATE OF INCORPORATION)                   (I.R.S. EMPLOYER  IDENTIFICATION
                                                       NUMBER)

                15825 SHADY GROVE ROAD, ROCKVILLE, MARYLAND 20850
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (301) 947-0100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
--------------------------------------------------------------------------------

         Securities registration pursuant to Section 12(g) of the Act:
     Common Stock, $0.001 Par Value                    OTC Bulletin Board
--------------------------------------------------------------------------------
                                (Title of Class)

                              A1 INTERNET.COM, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                                TABLE OF CONTENTS

                                     PART I


ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



                                     PART II

ITEM 3. LEGAL PROCEEDINGS
ITEM 4. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 5. DEFAULTS UPON SENIOR SECURITIES
ITEM 6. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

           ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION


                     A1 INTERNET.COM, INC., AND SUBSIDIARIES
                    (FORMERLY HALO HOLDINGS OF NEVADA, INC.,)
                           CONSOLIDATED BALANCE SHEET

                                                                     31, DECEMBER 1998     30, SEPTEMBER 1999
                                                                           AUDITED             UNAUDITED
                                     ASSETS
CURRENT ASSETS:
              Cash                                                    $    10,205.00        $ 2,077,813.00
              Receivables:                                                                  $            -
                Trade, net (Note 1)                                   $            -        $   813,383.00
                Notes Receivable, current portion (Note 3)            $            -        $    33,333.00
                Related Parties                                       $            -        $    49,100.00
                Other                                                 $            -        $    28,300.00
              Prepaid Expenses                                        $    22,388.00        $   167,184.00
              Other current assets                                    $            -        $    27,664.00
                                                                      --------------        --------------
                                                                      $    32,593.00        $ 3,196,777.00
                                                                      --------------        --------------

PROPERTY AND EQUIPMENT, AT COST: (NOTE 1)
              Aircraft                                                $ 1,008,256.00        $ 1,008,256.00
              Computers & Equipment                                   $     9,159.00        $ 1,819,371.00
              Furniture & Fixtures
              Less: accumulated depreciation                          $  (170,654.00)       $  (533,704.00)
                                                                      --------------        --------------
                                                                      $   846,761.00        $ 2,293,923.00
                                                                      --------------        --------------

OTHER ASSETS:
              Goodwill, net of amortization (Note 2)                  $   278,861.00        $ 9,254,066.00
              Contracts (Notes 1 and 6)                               $            -        $ 1,498,000.00
              Note receivable (Note 3)                                $            -        $    46,987.00
              Other                                                   $            -        $    54,222.00
                                                                      --------------        --------------
                                                                      $   278,861.00        $10,853,275.00
                                                                      --------------        --------------

TOTAL ASSETS                                                          $ 1,158,215.00        $16,343,975.00
                                                                      --------------        --------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
              Accounts Payable and accrued expenses                   $    37,313.00        $   606,769.00
              Loans Payable: Shareholders (Note 4)                    $   189,261.00        $   422,749.00
              Notes Payable (Note 5)                                  $   659,510.00        $   992,108.00
              Other                                                   $            -        $    58,624.00
                                                                      --------------        --------------
                                                                      $   886,084.00        $ 2,080,250.00
                                                                      --------------        --------------

SHAREHOLDERS' EQUITY (NOTE 6)
              Common Stock, $.001 par value,
                20,000,000 shares authorized,
                9,739,500 shares issued and outstanding               $     4,300.00        $     9,739.00
              Preferred Stock, $.001 par value,
                5,000,000 shares authorized
                 848,889 shares issued and outstanding                $            -        $       849.00
              Additional paid-in capital                              $ 1,100,700.00        $17,889,628.00
              Notes receivable-common stock                           $            -        $  (440,000.00)
              Retained earnings (deficit)                             $  (832,869.00)       $(3,196,491.00)
                                                                      --------------        --------------
                                                                      $   272,131.00        $14,263,725.00
                                                                      --------------        --------------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                             $ 1,158,215.00        $16,343,975.00
                                                                      --------------        --------------

                     A1 INTERNET.COM, INC., AND SUBSIDIARIES
                    (FORMERLY HALO HOLDINGS OF NEVADA, INC.,)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDING                       NINE MONTHS ENDING
                                                              SEPTEMBER 30,                             SEPTEMBER 30,
                                                       1999               1998                   1999               1998

NET SALES                                          $   1,093,647.00     $      32,653.00     $   1,867,789.00     $      76,203.00

COST OF SALES                                      $    (523,798.00)    $              -     $    (773,857.00)    $      (8,626.00)
                                                   ----------------     ----------------     ----------------     ----------------

GROSS PROFIT                                       $     569,849.00     $      32,653.00     $   1,093,932.00     $      67,577.00
                                                   ----------------     ----------------     ----------------     ----------------

OPERATING EXPENSES:
  Salaries and related expenses                    $     399,552.00     $      37,500.00     $     825,868.00     $     112,500.00
  Travel & Entertainment                           $      26,992.00     $              -     $      92,374.00     $              -
  Bad Debt Expense                                 $              -     $              -     $      40,318.00     $              -
  Legal & Professional                             $     134,044.00     $       7,595.00     $     199,192.00     $      41,000.00
  Occupancy Costs                                  $      50,746.00     $              -     $     112,769.00     $      10,218.00
  General and administrative                       $      69,598.00     $      13,983.00     $     318,823.00     $      23,146.00
  Consulting                                       $      57,500.00     $       5,000.00     $     244,155.00     $      34,505.00
  Depreciation and amortization                    $     244,420.00     $      28,820.00     $     556,947.00     $      98,210.00
                                                   ----------------     ----------------     ----------------     ----------------
                    TOTAL OPERATING EXPENSES       $     982,852.00     $      92,898.00     $   2,390,446.00     $     319,579.00
                                                   ----------------     ----------------     ----------------     ----------------

OTHER INCOME (EXPENSE):
  Consulting fees                                  $    (649,000.00)    $              -     $  (1,100,000.00)    $              -
  Interest Income                                  $      19,106.00     $              -     $      19,106.00     $              -
  Interest expense                                 $     (26,084.00)    $     (24,801.00)    $     (76,214.00)    $     (76,203.00)
                                                   ----------------     ----------------     ----------------     ----------------
                         TOTAL OTHER EXPENSE       $    (655,978.00)    $     (24,801.00)    $  (1,157,108.00)    $     (76,203.00)
                                                   ----------------     ----------------     ----------------     ----------------

NET LOSS BEFORE EXTRAORDINARY ITEM                 $  (1,068,981.00)    $     (85,046.00)    $  (2,453,622.00)    $    (328,205.00)

EXTRAORDINARY ITEM-FORGIVENESS
  OF DEBT                                          $              -     $              -     $      90,000.00     $              -
                                                   ----------------     ----------------     ----------------     ----------------

NET LOSS                                           $  (1,068,981.00)    $     (85,046.00)    $  (2,363,622.00)    $    (328,205.00)
                                                   ----------------     ----------------     ----------------     ----------------

BASIC AND UNDILUTED NET LOSS PER
   COMMON SHARE BEFORE
  EXTRAORDINARY ITEM (NOTE 1)                      $          (0.11)    $          (0.02)    $          (0.31)    $          (0.08)
                                                   ----------------     ----------------     ----------------     ----------------

BASIC AND DILUTED NET LOSS PER
  COMMON SHARE  (NOTE 1)                           $          (0.11)    $          (0.02)    $          (0.30)    $          (0.08)
                                                   ----------------     ----------------     ----------------     ----------------

WEIGHTED AVERAGE SHARES
  OUTSTANDING (NOTE 1)                             $   9,672,333.00     $   3,974,359.00     $   7,910,739.00     $   3,974,359.00
                                                   ----------------     ----------------     ----------------     ----------------

                     A1 INTERNET.COM, INC., AND SUBSIDIARIES
                    (FORMERLY HALO HOLDINGS OF NEVADA, INC.,)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                                 1999             1998               1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                   $(1,068,981.00)   $ (85,046.00)     $(2,363,622.00)   $(328,204.00)
  Adjustment to reconcile net loss to net cash used in
    Operating activities:
    Depreciation and amortization                            $    244,420.00      $28,820.00     $    556,947.00   $   98,210.00
    Bad debt expense                                         $             -   $           -     $     40,318.00   $           -
    Forgiveness of debt                                      $             -   $           -     $   (90,000.00)   $           -
    Issuance of common stock for services                    $    719,000.00   $           -     $  1,170,000.00   $           -
    Increase in trade receivables                            $   (24,299.00)   $           -     $  (352,424.00)   $           -
    Decrease in Inventory                                          13,346.00
    Increase in other assets                                 $   (18,305.00)   $           -     $   (28,795.00)   $           -
    Increase in prepaid expenses                             $   (28,454.00)   $  (2,256.00)     $  (144,796.00)   $  (6,769.00)
    Increase in accounts payable and accrued expenses        $    (7,371.00)       $3,838.00     $   $109,475.00   $    8,347.00
                                                             ---------------   -------------     ---------------   -------------
    NET CASH USED IN OPERATING ACTIVITIES                    $  (170,644.00)   $ (54,644.00)     $(1,102,897.00)   $(228,416.00)
                                                             ---------------   -------------     ---------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from note receivable                            $             -   $           -     $    100,000.00   $           -
    Payments on note and other receivables                        (9,846.00)   $           -     $  (238,215.00)   $           -
    Acquisition of contracts                                 $             -   $           -     $  (168,000.00)   $           -
    Acquisition of Virtual Information Express, Inc.,
        net of cash acquired                                 $             -   $           -     $          2.00   $           -
    Acquisition of Computer Ease LLC,
       net of cash acquired                                  $             -   $           -     $             -   $           -
    Acquisition of NetWorld Ohio, Inc.,
       net of cash acquired                                  $             -   $           -     $   (89,138.00)   $           -
    Purchases of property and equipment                      $  (867,383.00)   $           -     $  (981,634.00)   $           -
                                                             ---------------   -------------     ---------------   -------------
    NET CASH USED IN INVESTING ACTIVITIES                    $  (877,229.00)   $           -     $(1,376,985.00)   $           -
                                                             ---------------   -------------     ---------------   -------------
CASHFLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (payments on) related party loans, net     $             -   $  120,000.00     $             -   $           -
    Proceeds from (payments on) shareholder loans, net       $    194,055.00   $ (27,767.00)     $    266,125.00   $(167,215.00)
    Proceeds from notes payable                              $    103,500.00   $           -     $  1,003,500.00   $           -
    Payments on notes payable                                $   (96,997.00)   $ (30,099.00)     $  (307,339.00)   $ (90,296.00)
    Issuance of common stock,net                             $             -   $           -     $    792,500.00   $  500,000.00
    Issuance of preferred stock, net                         $  2,792,704.00   $           -     $  2,792,704.00   $           -
                                                             ---------------   -------------     ---------------   -------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                $  2,993,262.00   $   62,134.00     $  4,547,490.00   $  242,489.00
                                                             ---------------   -------------     ---------------   -------------

NET INCREASE (DECREASE IN CASH)                              $  1,945,389.00   $    7,490.00     $  2,067,608.00   $   14,073.00

CASH, BEGINNING OF PERIOD                                    $    132,424.00   $    8,402.00     $     10,205.00   $    1,819.00
                                                             ---------------   -------------     ---------------   -------------
CASH, END OF PERIOD                                          $  2,077,813.00   $   15,892.00     $  2,077,813.00   $   15,892.00
                                                             ---------------   -------------     ---------------   -------------

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING  POLICIES

ORGANIZATION AND BUSINESS

The consolidated financial statements include A1 Internet.com, Inc. (formerly Halo Holdings of Nevada, Inc.) and its wholly owned subsidiaries, A1 Internet Services, Inc. (formerly Computer Ease, LLC), Gravity Pilot Air, Inc., Networld Ohio, Inc., and Virtual Information Express, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company, through its subsidiaries, provides internet connectivity through two networks throughout the United States and Canada and related products and services, including Web design. The Company's ability to offer end-user access to an internet network is dependent upon the Company's contractual relationships with both providers. Should these contracts be terminated or terms amended, the Company might be required to enter into other arrangements with others on less favorable terms. In addition, the Company relies on outside parties to market their products and services to end users.

The September 30, 1999 and 1998 amounts included herein are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, the financial position, results of operations, cash flows and changes in shareholders' equity have been made.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash, receivables and other current assets, are carried at amounts that approximate fair value. Accounts payable, loans and notes payable and other liabilities are carried at amounts that approximate fair value.

ACCOUNTS RECEIVABLE

The Company performs on-going credit evaluations of its customers. The Company has established an allowance for doubtful accounts at September 30, 1999 of $40,318.


PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of five years. Depreciation of aircraft is computed using the straight-line method based on an estimated useful life of ten years.

CONTRACTS

Internet service contracts in the amount of $1,498,000 shown on the accompanying balance sheet are being amortized over the life of the contracts, which is three years.

GOODWILL

Goodwill is amortized over the lesser of the useful life of the related assets or ten years.

LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

REVENUE RECOGNITION

The Company recognizes revenue from connectivity, hosting and leasing of airplanes over the period that the service is provided. Revenue from technical support is recognized when the work is completed. Electronic commerce revenue is recognized at the time of the sale. Web design revenue is recognized as such revenues accrue under the terms of the related contract.

INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes, as prescribed by Statement of Financial Accounting Standards No. 109 (SFAS 109). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

NET LOSS PER SHARE OF COMMON STOCK

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

NOTE 2-  BUSINESS COMBINATIONS

Computer Ease, LLC ("CE") was organized on May 17, 1993 as a limited liability company. CE's activities include the buying and selling of computer equipment, web design and providing internet access. In March 1999, the Company issued 4,000,000 shares of its common stock at $2.00 per share in exchange for all of the outstanding units of membership of CE. This transaction was accounted for using the purchase method of accounting. At the time of the purchase, assets and liabilities of CE were $836,981 and $876,583, respectively. The excess of the purchase price (including acquisition costs of $717,979, see Note 6) over the fair value of the net assets acquired was recorded as goodwill of $8,757,581. In May 1999, CE was then merged with A1 Internet Services, Inc., a wholly-owned subsidiary of A1 Internet.com, Inc. A1 Internet Services, Inc. is the surviving entity.

Virtual Information Express, Inc. ("VI") was incorporated on June 10, 1998. The Company is engaged in the business of electronic commerce. In February 1999, the Company acquired VI for 300,000 shares of its common stock at $2.00 per share in exchange for all of the outstanding shares of VI. This transaction was accounted for using the purchase method of accounting. At the time of the purchase, assets and liabilities of VI were $49,002 and $50,000, respectively. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill of $600,998.

Networld Ohio, Inc. ("Networld") was incorporated on June 15, 1995 and is engaged in the business of providing internet service. The Company acquired Networld in April 1999. The acquisition consisted of a cash payment of $90,000, 37,000 shares of common stock at $2.00 per share, and a short-term non-interest bearing promissory note of $180,000 maturing December 15, 1999. This transaction was accounted for using the purchase method of accounting. At the time of the purchase, assets and liabilities of Networld were $235,007 and $247,142, respectively. The excess of the cost of the acquisition over the fair value of the net assets acquired was recorded as goodwill of $356,135.

On March 30, 1999, Skydive USA, a wholly owned subsidiary of the Company, was sold to major shareholders of the Company. These two individuals tendered a total of 400,000 shares valued at $2.00 per share of the Company's common stock to the Company as consideration for the sale. The difference between the value of the common stock ($800,000) returned and the net assets relating to Skydive USA of $285,617, resulted in a net gain of $514,383. However, because the transaction was among significant related parties and was determined to not be at arms length, the gain was recorded as an increase to additional paid-in capital. As a result, the net effect of the transaction was a net charge to shareholders' equity of $285,617.


NOTE 3-  NOTES RECEIVABLE

Notes receivable at September 30, 1999 consists of the following:

         Note receivable bearing interest at 6%, due April 1, 2002, payable in monthly installments of $3,042:
                  Current portion                                             $   33,333
                  Long-term portion                                           $   46,987
                                                                              ----------
                                                                              $   80,320
                                                                              ==========

NOTE 4- LOANS PAYABLE-SHAREHOLDERS AND NOTE PAYABLE-SHAREHOLDER

The loans payable to shareholders shown on the accompanying balance sheet includes a $96,000 loan bearing interest at 15% and due on demand after April 1, 2000. The remaining amounts are advances that are non-interest bearing and have no due date.


NOTE 5-  NOTES PAYABLE

Notes payable at September 30, 1999 consists of the following:
          14% note payable, due November 30, 1999, payable in monthly
          installments of $16,296, secured by aircraft                                    $ 558,333

          * 8% note payable, (face amount $200,000) principal and interest due
          October 10, 1999, convertible into preferred stock at $4.50 per share             169,978

          * 8% note payable, (face amount $250,000) principal and interest due
          September 2, 1999 convertible into preferred stock at $4.50 per share             219,897

          Non-interest bearing note payable, due December 15, 1999, payable in
          monthly installments of $20,000                                                    43,900
                                                                                          ---------
                                                                                          $ 992,108

* In connection with the issuance of these notes payable, $60,125 has been allocated to the detachable stock warrants (see Note 6).

NOTE 6-  SHAREHOLDERS' EQUITY

COMMON STOCK

On January 29, 1999 the Company authorized the issuance of its common shares pursuant to a private placement offering of 500,000 common shares at $2.00 per share. This offering resulted in the issuance of 500,000 shares with proceeds to the Company of $710,000 and notes receivable from shareholders of $240,000, net of offering costs.

During the period ended September 30, 1999, the Company issued 560,000 common shares for services, of which 500,000 of these shares were issued to related parties. In addition, 32,500 shares of common stock were sold for $1.00 per share in a private sale to current shareholders. Also, 120,000 shares of common stock were issued to an officer and stockholder as repayment of a $372,692 debt. Another shareholder forgave debt totaling $177,331, which was credited to paid-in capital.

The Company issued 100,000 shares of common stock at $2.00 per share to a director of the Company for a note receivable.

The Company acquired certain contracts from an unrelated entity to provide internet service for cash of $168,000 and 190,000 shares of common stock valued at $7.00 per share.

PREFERRED STOCK

In July 1999, the Company commenced a private placement offering of its Series A preferred stock at $4.50 per share. This offering resulted in the issuance of 725,889 shares with proceeds to the Company of $2,792,704, net of offering costs.

In addition, notes payable in the amount of $490,675 were converted to 123,000 shares of Series A preferred stock pursuant to the note payable agreements.

Subject to certain adjustments, each share of Series A preferred stock is convertible into one share of common stock. The Series A preferred stock is convertible upon written request of the holder. The Series A preferred stock is preferred as to both earnings and assets, and in the event of liquidation, dissolution or winding up of the Company, holders of the Series A preferred stock shall be entitled to be paid $4.50 per share before any assets of the Company are distributed among or paid over to the holders of the common stock.

STOCK WARRANTS

Common stock warrants have been issued in connection with certain private offerings, business acquisitions and notes payable. At September 30, 1999, warrants to purchase common stock at various prices were outstanding, which expire as follows:


                                     Number Outstanding
                                     And Exercisable at
Expiration Date                      September 30, 1999                           Exercise Price
---------------                      ------------------                           --------------
         June 1, 2004                             500,000                            $ .10
         June 1, 2004                              42,500                             4.50
                                                ---------
                                                  542,500
                                                =========

The 500,000 warrants shown above were issued in connection with the January 29, 1999 private placement and the acquisition of Computer Ease, LLC (see Note 2). These warrants were valued at $767,979, of which $50,000 was for offering costs and $717,979 was for costs incurred in connection with the acquisition.

The 42,500 warrants shown above are detachable stock warrants issued in connection with various notes payable agreements. These warrants were valued at $122,952. 22,500 of these warrants, valued at $62,827, were issued in connection with notes payable that were converted to preferred stock.

The fair value of all of the above described warrants was estimated using the Black-Scholes option pricing model, with the following assumptions: dividend yield of 0%; expected volatility of 48%; risk free rate of 4.5%; and expected life of five years.


NOTE 7-  INCOME TAXES

A1 Internet.com, Inc. has an unused net operating loss carryforward of approximately $830,000 for income tax purposes, of which approximately $350,000 expires in 2012 and the remainder in 2018. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in A1 Internet.com, Inc.'s outstanding shares of common stock. This net operating loss carryforward may result in future income tax benefits of approximately $282,200; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of A1 Internet.com, Inc.'s deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

                                                       1998                          1997

         Deferred tax liabilities              $            ---            $            ---
                                               ================            ================

         Deferred tax assets:
              Net operating loss carryforwards          282 200                     119 000
              Total deferred tax assets                 282 200                     119 000
              Valuation allowance for
                    deferred tax assets                (282 200)                   (119 000)
                                               ----------------            ----------------
                                               $            ---            $            ---
                                               ================            ================

The valuation allowance for deferred tax assets was increased by $119,000 and $173,200 during 1998 and 1997, respectively.


NOTE 8-  BUSINESS SEGMENTS

In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The following table presents information by geographic area as of and for the periods ended September 30, 1999 and 1998:

                                             Revenues                           Long-Lived Assets
                                             --------                           -----------------
                                 1999          1998                   1999            1998
                                 ----          ----                   ----            ----
         United States      $ 1 378 789        76,203         $13,264,619         $  1,159,401
         Netherlands            489 000            --                  --                   --
                            -----------    ----------         -----------         ------------
                            $ 1,867,789    $   76,203         $13,264,619         $  1,159,401
                            ===========    ==========         ===========         ============


For the period ending September 30, 1999, the Company's only activity outside of their normal operations was in the leasing of their aircraft and skydiving. This segment accounted for $165,519 in revenue, $8,774 in cost of sales, a net loss of $51,806 and assets of $761,983. The Company's sole business for the period ending September 30, 1998 was skydiving, therefore all items presented in the accompanying financial statements for that period relate to that business.

The following customers each accounted for more than 10% of sales for the nine months ended September 30, 1999 and 1998:

                         % of Sales                        % of Receivables
                         ----------                        ----------------
                  Nine Months Ended September 30,       Nine Months Ended September 30,
Customer           1999            1998                    1999           1998
--------           ----            ----                    ----           ----
A-Netherlands      26.2             --                    49.5              --
B-United States    12.2             --                    27.7              --


NOTE 9-  RELATED PARTY TRANSACTIONS

In connection with the resignation of the former Chief Executive Officer of the Company, the former Chief Executive Officer was paid $35,000 in severance pay.


NOTE 10- COMMITMENTS AND CONTINGENCIES

The Company leases office space from a non-related party under an operating lease. Future minimum lease payments under the non-cancelable lease as of December 31, 1998 are 1999-$167,630, 2000-$114,422 and 2001-$33,013.

Total rental expense for the periods ended September 30, 1999 and 1998 was $107,128 and $449, respectively.

The Company has deposits in banks in excess of the FDIC insured amount of $100,000. The amounts in excess of $100,000 are subject to loss should the bank cease business.

ITEM 2. MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is based on our audited Consolidated Financial Statements for the year ended December 31, 1998 and our unaudited Consolidated Financial Statements for the nine months ended September 30, 1998 and 1999. The reader should bear in mind that during the periods covered by these financial statements we were engaged in different businesses. Our business now focuses on providing Internet access and related products. We entered this business by acquiring Virtual Information Express, Computer Ease, and NetWorld Ohio in the first and second quarters of 1999. Before making those acquisitions, we were engaged in the skydiving business. We sold the skydiving business as of the end of the first quarter of 1999. We now receive rental income from leasing our airplanes to the purchasers.

         Much of our Internet related business is in an early stage of development. For example, Computer Ease (now A1 Services.com) and Virtual Information Express, which are providers of connectivity and value added services, have only been generating revenues from that business since the second quarter of 1998. Before that, their principal business was e-commerce sales of computer hardware and accessories, a business on which we are now refocusing. We anticipate that as the number of end-users of our services increases, a larger percentage of our revenues will be derived from recurring charges for connectivity, e-commerce and other value added services and a smaller percentage of our revenues will be derived from Web site design and technical services. However, we have not yet had sufficient experience in our current Internet related business to define trends or to determine whether our expectations are accurate.

         During the next twelve months we intend to focus on increasing the number of end-users of our services. To that end we will intensify our sales efforts to wholesale customers who resell our products and services to their own customers. We will also continue to review acquisition opportunities, particularly acquisitions of ISPs. We believe that our current organization and infrastructure enable us to rapidly assimilate such acquisitions and realize savings on personnel and equipment. To meet our plan we anticipate adding up to 15 additional employees in computer programming, marketing, customer service and sales during the next twelve months.

         The following table sets forth certain information about the source of our revenues:

          SOURCE OF REVENUES                               PERCENTAGE OF TOTAL REVENUES
---------------------------------------- --------------------------------- ----------------------------------------
                                               Three Months Ended                     Nine Months Ended
                                               ------------------                     -----------------
                                                  September 30,                         September 30
                                                  -------------                         ------------
                                             1998               1999             1998                 1999
---------------------------------------- --------------------------------- ----------------------------------------
CONNECTIVITY                                   -               44                  -                    38
HOSTING                                        -                5                  -                     3
TECHNICAL SERVICE                              -                3                  -                     7
DESIGN FEES                                    -               15                  -                    24
E-COMMERCE                                     -               22                  -                    18
OTHER RECURRING                                -                0                  -                     0
INTERNET MARKET                                -                0                  -                     1
SKY DIVING                                    100               0                 100                    1
AIRPLANE LEASE                                 -                8                  -                     8
OTHER INCOME                                   -                3                  -                     6
DISCOUNTS                                      -                -                  -                     0
        TOTAL                                 100%            100%               100%                  100%
---------------------------------------- --------------- ----------------- ------------------- --------------------

The following table sets forth certain information about our cost of sales:

                                                      PERCENTAGE OF TOTAL COST OF SALES
---------------------------------------- --------------- ----------------- ------------------- --------------------
                                                Three Months Ended                    Nine Months Ended
                                                ------------------                    -----------------
                                                  September 30,                         September 30
                                                  -------------                         ------------
                                              1998             1999              1998                 1999
---------------------------------------- --------------- ----------------- ------------------- --------------------
COST OF SALES

CONNECTIVITY                                   -               38                  -                   45
COMPUTER EQUIPMENT                             -               46                  -                   43
LABOR                                          -               15                  -                   20
OTHER COST                                     -                1                  -                    1
SKY DIVE COSTS                                100               0                 100                   1
PURCHASE DISCOUNTS                             -                0                  -                   (9)

        TOTAL                                 100%            100%               100%                 100%
---------------------------------------- --------------- ----------------- ------------------- --------------------

Results of Operations - Three Months and Nine Months Ended September 30, 1999 Compared to Three and Nine Months Ended September 30, 1998

REVENUES
         Total revenues increased from $ 32,653 to $1,093,647 in the three months, and $76,203 to $1,867,789 in the nine months ending September 30, 1999. In the nine months ended September 30, 1998, all of our revenues were derived from the skydiving business. In the three and nine months ended September 30, 1999, our revenues were derived from the following sources:

                                                           Three Months       Nine Months

         Internet related business (primarily in the
         second and third quarters)                        $1,021,889       $1,702,270

         Lease of our airplanes to the purchasers
         of our skydiving business                         $   71,758       $  143,156

         Skydiving business (in the first quarter)         $        0       $   22,363

         The principal components of our Internet related revenues were:

                                                        Months Ended September 30, 1999
                                             Three Months                          Nine Months
         Connectivity                       $449,631   44%                       $700,937      41 %
         Design Fees                        $153,283   15%                       $455,250      26 %
         Electronic Commerce                $224,816   22%                       $339,071      19 %
         Technical Services                 $ 30,657    3%                       $135,533       7 %

Cost of Sales

Cost of sales increased from $ 0 and $8,626 in the three and nine months ended September 30, 1998 to $523,798 and $773,857 in the three and nine months ended September 30, 1999. In the nine months ended September 30, 1998, our cost of sales related wholly to the skydiving business and consisted of pilot fees. In the three and nine months ended September 30, 1999 our cost of sales consisted primarily of Internet related costs as follows:

                                                          Months Ended September 30, 1999
                                                    Three Months                     Nine Months
         Connectivity                             $199,043    38%                  $334,308    45%
         Design Fees                              $ 65,475    12%                  $118,163    15%
         Electronic Commerce                      $242,830    46%                  $259,896    34%
         Technical Services                       $ 13,095     3%                  $ 35,097     5%

Operating Expenses

         The following table sets forth certain information regarding our operating expenses:

                                                 NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                   SEPTEMBER 30,                           SEPTEMBER 30,
                                      ---------------------------------------- ---------------------------------------
                                      1999                  1998               1999                1998
OPERATING EXPENSES
  Salaries and related expenses          825,868     34.5%  112,500     35.2%    399552     40.7%    37,500     40.4%
  Travel and entertainment                92,374      3.9%        0      0.0%     26992      2.7%         0      0.0%
  Bad debt expense                        40,318      1.7%        0      0.0%         0      0.0%         0      0.0%
  Legal and professional                 199,192      8.3%   41,000     12.8%   134,044     13.5%     7,595      8.2%
  Occupancy costs                        112,769      4.7%   10,218      3.2%    50,746      5.2%         0      0.0%
  General and administrative             318,823     13.3%   23,146      7.2%    69,598      7.1%    13,983     15.0%
  Consulting                             244,155     10.2%   34,505     10.8%    57,500      5.9%     5,000      5.4%
  Depreciation and amortization          556,947     23.3%   98,210     30.7%   244,420     24.9%    28,820     31.0%
                                      ----------- --------- -------- --------- --------- --------- --------- ---------
TOTAL OPERATING EXPENSES               2,390,446    100.0%  319,579    100.0%   982,852    100.0%    92,898    100.0%
                                      ----------- --------- -------- --------- --------- --------- --------- ---------

OTHER EXPENSES

         In the nine months ended September 30, 1999 our former Board of Directors authorized, and we issued, 550,000 shares of our common stock valued at $1,100,000. 300,000 of these shares were issued as advance payments for consulting services to be provided by certain individuals who we understand had expertise in marketing outdoor sports or extreme sports. The issuance of these 300,000 shares was authorized by our former Board of Directors at a time that we were about to dispose of our skydiving business and become a provider of Internet-related services. The remaining 250,000 shares were issued to our former President and director as executive compensation upon his becoming President. We have been unable to determine the value of the services, if any, received in exchange for these 550,000 shares. We have determined to seek recovery of the 300,000 shares issued as advance payments for consulting services, and we are attempting to determine whether we have a legal basis to assert a claim for recovery of the remaining shares.

LIQUIDITY AND CAPITAL RESERVES

         Since our inception we have financed our operations primarily from the private sales of debt securities. Total net proceeds from the sale of equity securities in the period between our formation and September 30, 1999 amounted to approximately $4,585,000.

CASH FLOW

         Operating activities used cash of $54,644 and $170,644 in the three months ended September 30, 1998 and 1999 and $228,416 and $1,102,897 in the nine months ended September 30, 1998 and 1999.

         Investing activities used cash of $0 and $ 877,229 in the three months ended September 30, 1998 and 1999 and $0 and $1,376,985 in the nine months ended September 30, 1998 and 1999.

         Net Cash provided by financing activities was $ 62,134 and $ 2,993,262 in the three month ended September 30, 1998 and 1999 and $242,489 and $4,547,490 in the nine months ended September 30, 1998 and 1999.

WORKING CAPITAL

         Our working capital, defined as the excess of our current assets over our current liabilities, was $1,116,527 at September 30, 1999 compared to ($795,879) at December 31, 1998.

         As of September 30, 1999 we had no borrowing facility established with a financial institution. We anticipate that our working capital together with the net proceeds of a private offering of equity securities which we completed in November 1999, in the amount of $5,020,000, will be sufficient to fund our cash flow deficit through March 31, 2000 when we expect to be in a positive cash flow position.

YEAR 2000

         The Year 2000 problem results from the fact that many existing computer programs and systems have used only two digits to identify the year in the date field. These programs were designed and developed without considering the impact of a change in the century designation. If not corrected, computer applications that use a two-digit format could fail or create erroneous results in any computer calculation or other process involving the Year 2000 or a later date.

         We have identified two main areas of risk related to the Year 2000 problem for our IT systems:

          - Our internal computer systems or embedded chips could be disrupted or fail, causing an interruption or decrease in productivity in our operations; and

          - Computer systems or embedded chips of third parties including (without limitation) financial institutions, suppliers, vendors, landlords, customers, suppliers of communications services and others could be disrupted or fail, causing an interruption or decrease in our ability to continue our operations.

         We have evaluated our state of readiness for the Year 2000 issue. With regard to our internal IT systems, we have concluded that substantially all of those systems are Year 2000 compliant. Our personnel have tested and analyzed our systems in the course of regular quality control and research and development. We did not spend significant capital on this evaluation. To date, the only costs in connection with our Year 2000 evaluation have been limited to internal staff costs, which have been expensed as incurred. The financial information contained in this Form 10-SB includes such costs, which are not material. Based on our experience to date, we do not anticipate that we will be required to incur significant additional operating expenses or to invest material amounts to obtain Year 2000 compliance.

         We have been assured by all major suppliers, vendors and customers that the existing IT and other systems, upon which we rely for products and services and for internal operations, are Year 2000 compliant. Based on those assurances, we believe that the IT systems utilized in our principal network, backbone and internal operations will meet Year 2000 requirements. We do not anticipate significant interruptions of billings or service to customers or disruptions of internal operations attributable to the Year 2000 problem. However, failure of any one provider may have a material impact on our operations. We are heavily dependent upon the veracity of their testing and statements of compliance as we cannot replicate and independently test the services supplied to us. At this time we cannot estimate the effect, if any, that non-compliant systems supplied by these entities could have on us. It is possible that the impact on us could be material if one or more of these systems are not Year 2000 compliant by the end of the year. If any of our material third party suppliers or vendors are not Year 2000 ready and their non-compliance causes a material disruption to any of their respective businesses or services, our business, operations and/or services could be materially and adversely affected. The most significant risks that the Year 2000 issues could present to us include, without limitation, disruption, delay or cessation of operations. For example, in the event of a widespread telecommunications failure (which we believe is our most reasonably likely worst case Year 2000 scenario), the entire Internet performance could potentially be affected due to its very nature as a collection of interconnected networks. A number of individual customers may suffer from complete outages of services, though we believe that most Internet services would likely continue to operate, although possibly at a reduced performance level. Other potential adverse Year 2000 scenarios include the failure or impairment of software that is provided by a third party and incorporated in one of our service platforms as a result of a Year 2000 problem. In that case, the particular service that the software supports could likewise become inoperable or perform incorrectly. Further, in the event that third-party-supplied equipment (including customer premise equipment) contains non-Year 2000-compliant technology, the systems, operations or services supported by that equipment also could fail or be interrupted.

                                     PART II



ITEM 3. LEGAL PROCCEDINGS.

         No legal proceedings were ongoing or planned during the period.


ITEM 4. CHANGES IN SECURITIES & USE OF PROCEEDS.

         The Company closed on a private placement of Series A preferred stock on November 24th 1999 1,115,556 shares were issued at $ 4.50 per share resulting in total proceeds of $ 5,020,000. After commissions of $ 650,378 were paid to the underwriters EBI Securities Corporation and J.B. Sutton, the remaining $ 4,369,622 was used either as working capital or invested in short term investment instruments.



ITEM 5. DEFAULTS UPON SENIOR SECURITIES.

         None


ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None


ITEM 7. EXIBITS & REPORT ON FORM 8-K

         Not filed during reporting period.

                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




A1 Internet.com, Inc.



Date
    ----------------------------                   ----------------------------
                                                       Bruce Bertmam, CEO