Form 10KSB40
period 1999-10-31
A1 INTERNET COM INC
filed 2000-03-30
CIK 1091566

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR FISCAL YEAR ENDED OCTOBER 31, 1999

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                      Commission file number 000-274243

                             A1 Internet.com, Inc.

                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Nevada                                            03-7392107
 --------------------                               ------------------
 (State or other                                     (I.R.S. Employer
  jurisdiction of                                     Identification
 incorporation or                                          No.)
  organization)

 15825 Shady Grove Road, Rockville, Maryland              20850
 -------------------------------------------            -----------
 (Address of principal executive offices)                (Zip Code)

 Issuer's telephone number, including area code:      (301) 947-0100

                      ----------------

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class         Name of each exchange on which registered
                 N/A                                    N/A

Securities registered under Section 12(g) of the Exchange Act:

               Common Stock, $0.001 par value
                      (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         A1 Internet.com Inc.'s revenues for its most recent fiscal year ended December 31, 1999 were $4,087,216.

         On March 24, 2000, the aggregate market value of the voting stock of A1 Internet.com, Inc. (consisting of common stock, $0.001 par value) held by non-affiliates of the Registrant (approximately 6,341,165 shares) was approximately $26,949,951 based on the closing price for such common stock ($4.25) on said date as reported by the OTC Bulletin Board.

         As of March 24, 2000, there were 9,382,000 outstanding shares of A1 Internet.com, Inc. common stock.

         Documents incorporated by reference: Portions of (a) the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (Check one) Yes      No  X


       The Index of Exhibits filed with this Report begins on page 28.

                             A1 INTERNET.COM, INC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                                     PART I

  Item 1.   Description of Business...........................           3

  Item 2.   Description of Property...........................          18

  Item 3.   Legal Proceedings.................................          19

  Item 4.   Submission of Matters to a Vote of Security Holders         19

                                    PART II

  Item 5.   Market for Common Equity and Related Stockholder Matters    20

  Item 6.   Management's Discussion and Analysis or Plan of Operation   20

  Item 7.   Financial Statements..............................          25

  Item 8.   Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure.............          26

                                    PART III

  Item 9.   Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the
              Exchange Act....................................          27

  Item 10.  Executive Compensation............................          27

  Item 11.  Security Ownership of Certain Beneficial Owners and
              Management......................................          27

  Item 12.  Certain Relationships and Related Transactions....          27

  Item 13.  Exhibits and Reports on Form 8-K..................          28

  Signatures     .............................................          29

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

       A1 Internet.com, Inc. was incorporated under the laws of Nevada on October 13, 1997, and was originally named Halo Holdings of Nevada, Inc. On July 9, 1999, we amended our articles of incorporation to adopt our current name, which we believe more accurately reflects the business in which we are now engaged.

       From the date of our incorporation in 1997 until early 1999 our company was engaged in skydiving and related business ventures. Between February and April 1999 we sold our skydiving business and acquired three companies which are providers of Internet connectivity and related products and services. Specifically, in February 1999 we acquired Virtual Information Express, Inc. a Maryland corporation which provides outsourced Internet services such as e-commerce applications and collaborative technologies. In March 1999, we acquired Computer Ease LLC, a Maryland limited liability company which provides Web design and development services to corporate clients and associations. Computer Ease has since been merged into our subsidiary A1 Internet Services, Inc., a

Delaware corporation. In April 1999 we acquired Networld Ohio, Inc., an Ohio corporation, which is an Internet service provider ("ISP") based in Freemont, Ohio. On March 30, 1999, we sold Skydive USA, our subsidiary engaged in the skydiving business and leased the two aircraft used in that business to that former subsidiary. We sold one of the airplanes in the first quarter of 2000 and we have not yet determined whether we will continue to lease or sell the second aircraft. In addition, in October 1999, we formed Worldlink On-Line, Inc., a Delaware corporation that is an ISP based in Boston, Massachusetts of which we own 80%. During 1999 we also acquired a 9.6% interest in Moneyzone.com, Inc. (formerly known as EBonline.com, Inc.). As a result of these transactions, our principal business now is providing Internet access and related products and services.

       On August 30, 1999, we concluded an asset purchase agreement with Net America, through which we acquired selected contracts to provide Internet connectivity and, to a lesser extent, value added services to resellers of those services. In November 1999, we terminated contracts with two ISPs which we had acquired in the Net America transaction. The remaining contracts acquired in that transaction do not yet account for a significant portion of our revenues.

       Our principal offices are located at 15825 Shady Grove Road, Rockville, MD 20850 (telephone number 301-947-0100).

Overview

       Through our subsidiaries we provide associations and businesses with opportunities to generate revenues by supplying those associations and businesses with Internet technology solutions and services that they can reoffer under their own names and brands. Our products and services enable associations and businesses to offer their members, customers and others a variety of revenue producing solutions and services without making large investments in technology, infrastructure or staff. The principal products and services which we offer are:

       -      Web site creation and design;

       -      Web site hosting;

       -      Co-location;

       - Local telephone call access to the AT&T and Megapop Internet networks through the AT&T network's approximately 1200 points of presence and the Megapop network's approximately 775 points of presence located across the United States and in Canada;

       -      Complete electronic commerce services;

       - E-mail and related services such as conference and bulletin board facilities and mailing list management; and

       - Webcentric applications such as calendar services, document management and encryption.

We also sell educational courses developed by others to persons who receive those courses over the Internet. In addition, we own one regional ISP located in Canton, Ohio which had a total of 4,350 subscribers as of October, 1999. Recently we have also begun Worldlink On-Line, Inc., a second ISP in Boston, Massachusetts. Worldlink is a new operation which has not yet generated a significant number of subscribers or material revenues.

Industry Background

       The Internet is a global network of multiple private and public networks that use standardized communication protocols to communicate with each other. The Internet has become an important communication and commercial medium and presents a significant opportunity for associations and businesses to interact in new and different ways with a larger number of members, customers, employees, suppliers and partners. As use of the Internet grows, associations and businesses are increasing the breadth and depth of their Internet product and service offerings. Pioneering Internet-based organizations have developed Internet products and services in areas such as finance, insurance, media, tourism, retail and advertising. Other organizations have begun to use the Internet for an expanding variety of applications, ranging from corporate or association publicity and advertising, to sales, distribution, customer service, employee training and communication with partners. Increasingly, Internet operations are becoming mission-critical for many of these enterprises. To ensure the reliability of their Internet operations, enterprises are requiring that these operations have high performance standards, scalability and expert management 24 hours a day, 7 days a week.

       Enterprises generally utilize two types of Internet services: connectivity and valued-added services. Connectivity services provide access to the Internet, while value-added services consist of products such as Web design and hosting, electronic commerce services, and communication services that improve the internal and external operations of an enterprise. Internet connectivity and value-added services represent two of the fastest growing segments of the telecommunications services market. The availability of Internet access, the advancements in technologies required to navigate the Internet and the proliferation of content and applications available over the Internet have attracted a growing number of Internet users.

       The Internet service provider market is segmented into large national or multinational providers with large high speed networks and regional or local ISPs who enlist subscribers under their own names but typically rely upon the larger providers for Internet access. The largest providers, like AT&T, have what are referred to as "tier one" networks, which exchange Internet traffic cost-free, at multiple public peering points, as well as through private peering arrangements. As the number of ISPs has grown, the requirements to become a tier one network have increased. It has therefore become more difficult to achieve tier one provider status. Regional and local ISPs typically purchase access to the Internet, and invest in equipment and personnel necessary to provide products and services and customized hands-on support, and bear the cost of marketing. Since regional and local ISPs often have limited financial resources, the range of products and services which they offer is often limited.

       As is typical in the case of a new and rapidly evolving industry the Internet is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. Demand for recently introduced products and services is subject to a level of uncertainty. Despite growing interest in the many uses of the Internet some potential users could be deterred from purchasing Internet access services because of a perceived inconsistent quality of service, the need to deal with multiple and frequently incompatible vendors, and perceived inadequate protection of the confidentiality of stored data and information moving across the Internet. In particular, a perceived lack of security of commercial data, such as credit card numbers, could impede commercial exploitation of the Internet. There can be no assurance that encryption or other technologies will satisfactorily address these security concerns. The adoption of the Internet for commerce and communications, particularly by those individuals and enterprises which have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business.

Our Business Strategy

       Our business strategy is to combine the global scale of tier one providers with the local presence of regional and local ISPs. We provide affordable connectivity on a global scale by contracting with AT&T and Megapop, leading tier one providers, for access to their Internet network at a fixed monthly fee per end-user. We enable associations, membership sales organizations and other affinity groups to create non-dues revenue and sales programs by offering their members high quality Internet products and services without the investment in technology, equipment and personnel that would ordinarily be required to establish an ISP. We enable existing regional and local ISPs to reduce and control their costs, focus their energies on sales and enhance their marketing by providing, at affordable rates, a variety of products and services and high quality support services which those ISPs resell to their customers. In effect, we enable associations, membership sales organizations and ISPs to become virtual ISPs who market under their own name products and services which they purchase from us.

       We anticipate that a majority of the end-users of our services will be derived from resellers of our products and services. Therefore, to a large extent, our ability to grow depends upon the resources and dedication which resellers are willing to commit to marketing our services. Our current business strategy also depends upon being able to charge for connectivity to realize recurring revenues. Recently various providers have begun offering free access to the Internet. We believe that this practice will not become prevalent among the customers we are targeting. If our belief is erroneous, we would be required to develop a different approach to marketing our products and services. Much of our anticipated growth will be derived from the sale of our electronic commerce related products. Our ability to grow also depends upon the increasing acceptance of electronic commerce and the reliability of the inventory, billing and delivery systems utilized by electronic commerce vendors.

Markets

       We focus on three market segments: associations; membership marketing companies which have an existing customer base; and, regional and local ISPs.

       Associations. There are numerous non-profit associations and a number of other affinity groups in the United States. These organizations regularly communicate with established memberships composed of persons with common interests. We offer these organizations a means to communicate with their members and to provide membership services. In addition, our connectivity services generate subscription income and our electronic commerce products provide organizations that are dependent upon membership dues for their revenues with opportunities to realize non-dues revenue without large capital investments.

       Membership Marketing Companies. There are many large membership-marketing businesses in the United States which have an established customer base. To these businesses we offer sales programs with opportunities for recurring profits, low barriers to entry and opportunities to build brand equity.

       Regional and Local ISPs. There are more than 7,900 ISPs in the United States, according to Thelist.com. We offer these ISPs the opportunity to control their costs by purchasing connectivity and other products and services at a fixed price for each end-user and reselling those products and services under their own names or brands. This allows the ISPs to focus on marketing and provides them with a broader range of products and services than they might otherwise be able to offer.

Sales

       Our direct sales force consists of two persons dedicated to association and membership sales and three persons dedicated to the sale of Web site design, Web site hosting, electronic mail services and other value added products. In addition, we utilize indirect sales channels, principally the AT&T Internet network sales force, trade associations and other affinity groups to supplement our direct sales force.

Products and Services

We offer a variety of Internet services including connectivity, electronic mail services, electronic commerce services, Web hosting and Web site design. We intend to develop a broader range of value added solutions and services independently, through acquisitions and through strategic relationships with providers. Following is a description of the products and services which we are currently providing to our customers.

       Connectivity

       We offer a variety of Internet access solutions, providing basic connectivity to the Internet, as well as value-added products and services such as e-mail that enable our customers to expand their basic Internet connectivity capability. We currently offer both analog and integrated services digital network dial-up access at speeds up to 128 Kbps. We provide this access at local telephone rates by means of approximately 1200 points of presence in the AT&T Network and approximately 775 points of presence in the Megapop network which are located throughout the United States and part of Canada. We also offer frame relay dedicated connectivity at speeds up to 56 Kbps. Our Flex T-1(TM) Frame Relay Account offers access to T-1 lines on an as needed basis and at bandwidths ranging from 256 Kbps to in excess of 1024 Kbps. We also offer a Digital Subscriber Line service that permits access to the Internet at up to 1.5 Mbps. These services accommodate connectivity requirements of Internet users ranging from the single user with a computer in his or her home to work groups and businesses with multiple users.

       Our connectivity service prices vary depending on whether the customer is a retail or wholesale customer, although the services made available to both customers are identical. Retail customers are end-users that purchase and utilize our dial up connectivity services directly. Wholesale customers are businesses and associations that resell our services to end-users. We currently charge each retail customer a monthly fee ranging between $19.95, for our basic analog service, and $39.95, for our premium integrated services digital network access. As of December 31, 1999, we had 5,000 retail customers which accounted for 55% of our connectivity customers. Our wholesale customers are charged a monthly fee on a sliding scale based on the number of users utilizing our connectivity services through that wholesale customer. At current usage levels, we charge each wholesale customer $13 per user, per month. As the number of subscribers brought to us by a wholesale customer increases beyond 50,000, the monthly charge per user will decrease until it reaches $9 per month for 250,000 or more users. At December 9, 1999, we had 23 wholesale customers that resell our services to approximately 4,000 end-users who represent 45% of our connectivity customers.

       Custom Site Design

       Web site design is the development of the content that will be displayed on the Web site when it is being viewed on the Internet. We design Web sites that convey our customers' marketing messages. Our services range from the development of a basic Web page to the development of a sophisticated e-commerce Web site. In addition, we provide domain name registration, place Web site information in search engines, issue electronic press releases and track the detailed use of each site. We also offer co-linking of non-competing Web sites, banner advertisements on Web sites and links to cyber malls, associations and groups. Our prices for Web site design are based upon the time required and the materials used to design the site.

       Web Site Hosting

       We offer our customers several options for hosting their Web sites. A customer can share space on a server which also hosts the Web sites of other customers. If a customer chooses, we provide a separate server dedicated to that customer's Web site. A Web site provides a company with a tangible identity and interactive presence on the Internet. The site allows a company to post information about itself that is easily accessible to all Internet users. Web sites are also the basis for providing electronic commerce, where a company can advertise and sell its products and services. We offer a comprehensive range of basic Web site hosting products, as well as a growing suite of enhanced Web site hosting products including electronic commerce solutions. Generally, our customers elect to rely upon us to provide the hardware and software that is necessary to host a Web site. We provide these services from a reliable data center environment. We offer three basic Web site hosting plans, the largest of which provides up to 5,000 megabytes of data transfer per month and up to 50 megabytes of disk storage on servers located at dedicated space in the Frontier Global network operations center. The Frontier Global center is maintained and serviced by on-sight technical personnel 7 days a week, 24 hours a day. Our monthly fees for the three plans are $34.95, $59.95 and $79.95, respectively.

       We also offer co-location to customers who have the resources to manage their own servers and Web sites and who prefer not to share a server with others. Co-location customers receive the benefits of having their servers housed in the network operations center, uninterrupted power supply, daily tape back-up and the availability of a catastrophic recovery process. We charge each co-location customer an initial set up fee of $150. Thereafter, our monthly charges vary between $495 (for our basic monthly service plan) and $645 (for our premium monthly service plan).

       Electronic Commerce

       Electronic commerce is the execution of commercial transactions over the Internet. Our electronic commerce services provide businesses the ability to sell products and services on the Internet. We create links to our customers' Web sites that bring purchasers into our customers' on-line stores. Our e-commerce service displays products, takes purchase orders for specified quantities of each product ordered, collects billing addresses, credit card information and shipping information, chooses a shipping method, forwards this data to the seller for completion of each order, and prepares a confirmation of each order for the purchaser. Our servers deploy the latest encryption software and digital signature solutions in order to protect the security of our customers' electronic commerce transactions. Each secure Web Site has its own Verisign Digital ID and dedicated payment system. We work directly with each customer's bank to ensure secure, complete technology transfer while maintaining secure data protection schemes. All customer information is housed on dedicated machines and protected from unauthorized access by our Sun firewall. Our system is flexible and permits sellers to add, delete or modify products, add pricing variations, change product descriptions, update prices, and offer different pricing levels or volume discounts. Our platform also enables clients to conduct electronic auctions and to merchandise products in various other ways. Our prices for providing electronic commerce services range from $99 to $249 per month, depending on the complexity of the services desired by our customers.

       We have also begun to utilize our electronic commerce platform to sell products ourselves. We are currently offering a series of educational courses delivered over the Internet and a range of high digital imaging equipment. We are negotiating arrangements to obtain other products for sale.

       Other Services

       We offer a variety of other services, which enable communication over the Internet. These include virtual hosting of electronic mail. This allows users to maintain their own domains while housing their e-mail on our servers. We also offer the filtering of unsolicited e-mail. Our ListServe Management product enables the broadcast of e-mail to an established user group. Our E-Share product provides centralized controlled communication among a specified group of people. It is used to conduct training sessions electronically, thereby eliminating the travel and related costs associated with live sessions. Our Web board product is used to post messages to members of a closed group and allows recipients of messages to respond. We offer our customers various combinations of these services which we call packages. We charge our customers a monthly fee per user per package, which varies from $0.10 to $0.50 depending on the complexity of the package.

Customers

       We provide value added services to Associations. Our association customers include the National Franchise Association of Burger King, the American Association and Society of Medical Executives, the Medical State Society of New York, Meeting Planners International, the Aircraft Owner and Pilot's Association, and the Association of American Railroads. Each of these associations generate between $20,000 and $250,000 in revenues per year to us. As a group, these associations account for approximately $750,000 of our annual revenues.

       At September 30, 1999 we had approximately 16,000 users of our connectivity services. Approximately 7,000 of these were retail customers, and approximately 9,000 were users who came to us through wholesale customers. Retail customers are end-users that purchase and utilize our dial up connectivity services directly, while wholesale customers are businesses and associations that resell our services to end-users. In late November and early December 1999 we terminated contracts with two wholesale customers, ISPs who were resellers of our services. As a result we had approximately 9,000 users of our connectivity services as of December 31, 1999. At present 55% of our revenues are derived from retail customers and 45% from users who came to us though our wholesale customers.

       The following table sets forth certain information about the total number of our end-users as of the dates shown:

                                                             Total End-Users
            Date                                     (retail and wholesale combined)
            ----                                     -------------------------------
           6/30/99                                                1,300
           9/30/99                                               16,000
          12/31/99                                                9,000
           3/24/00                                                9,000

       On July 23, 1999 we entered into an agreement with MundoNuevo.com to provide Internet access and value added services which MundoNuevo.com would reoffer to its customers. The agreement required MundoNuevo.com to make monthly payments which reflected the minimum number of paid subscribers that MundoNuevo.com believed it would sign up in the relevant period. MundoNuevo.com was unable to sign up the minimum number of subscribers or to make the minimum payments. Accordingly, the agreement with MundoNuevo.com was terminated by mutual consent.


Capacity

       We define "capacity" to mean the number of customers and the amount of usage which our equipment and systems can service. As our business grows, we attempt to assure that our servers and other equipment are adequate for a larger customer base and for increased usage by each customer. The principal activity for which we must monitor the capacity of our equipment is Web site hosting. Our ability to provide hosting services is directly impacted by the capacity and the number of servers available to us. At present, we have 30 servers, and estimate that at peak usage our facilities are 25% utilized. Based on our customers' historical average usage, our current capacity is sufficient to provide hosting services to more than 100,000 subscribers. Due to our arrangement with Frontier Global, a major provider of bandwidth, we have access to sufficient bandwidth to meet our foreseeable needs.

       Our future ability to service increasing numbers of customers depends in part upon our ability to issue bills to, and collect payments from, large numbers of customers. To that end, on September 3, 1999, we purchased a permanent license Portal Software's Infranet management and billing software for a price of $628,000. The license also requires us to make minimum annual payments of $125,600 so long as we utilize the software. Our minimum annual payments will increase if we exceed 200,000 subscribers. The software is database driven and enables us to automatically bill end-users for Internet-related services that we provide. We expect the Portal software to significantly enhance our efficiency as we build our customer base by reducing the amount of time and manpower required to manage our customer billings.

Competition

       The business of providing Internet connectivity services and solutions is highly competitive and there are no substantial barriers to entry. We believe that competition will intensify in the future and our ability to successfully compete depends on a number of factors, including:

       - the capacity, reliability and security of the network with which we interconnect;

       -      the pricing structure of our services;

       -      expansion of the variety of products and services which we offer;

       - our ability to adapt our products and services to new technological developments;

       - our ability to build and maintain a larger sales force which is knowledgeable and effective;

       - our ability to implement broad and effective distribution channels; and

       -      principal market and economic trends.

       Current and prospective competitors include:

       -      national, regional and local ISPs;

       -      long distance and local telecommunications providers;

       -      cable television companies; and

       -      Web site hosting providers.

       Major long distance companies currently offer Internet access services and major cable companies and companies using wireless terrestrial and satellite-based technologies are expected to offer Internet connectivity and related services in the near future. Such competitors have the ability to bundle Internet connectivity with other services such as local and long distance telecommunications. This bundling could adversely affect our ability to compete and could result in a downward pressure on our prices that could adversely affect our business, financial condition and results of operations.

       More particularly, as providers of connectivity we compete with PSI, MegaPop, UUNet and AT&T. We are also dependent upon AT&T and Megapop for access to the Internet. Thus we are both a source of end-users and a competitor for customers of these networks. Our current relationships with these networks have allowed us to negotiate contracts that give us access to the networks at a cost which permits us to price our products competitively. If these contracts were to be terminated or substantially amended our ability to maintain competitive prices to our customers could be materially and adversely affected. Please refer to Risk Factors - We are Dependent on AT&T and Megapop for Access to the Internet Network. In the area of Web site design we compete with USWeb. Big Planet is a direct competitor in the business of providing packaged Internet services to associations. Each of these competitors has significantly greater market presence, established brand recognition, financial, technical and personnel resources than we have.

       We do not have available information which would permit us to accurately measure our market share. However, several major ISPs have reported that they have millions of end-users each, compared to the approximately 9,000 end-users we have at present. In the area of Web site design, and the business of providing packaged Internet services to associations, a number of our competitors have significantly greater revenues than we have, and we believe that we represent substantially less than 1% of these market sectors. We strive to differentiate ourselves from our competitors:

       -      by offering lower prices made possible by our lower overhead;

       - with our ability to quickly adapt to new developments in our industry resulting from the small size of our organization; and

       - by offering the high quality AT&T and Megapop network backbones which many of our other competitors do not offer.

Employees

       As of December 31, 1999 we had 37 full time employees as follows:

       -      7 full time employees in sales and marketing;

       -      7 full time technical personnel;

       -      10 full time employees in product development; and

       -      13 full time in administration.

There are no collective bargaining agreements in effect. We believe the relations with our employees are good.

Intellectual Property

       We have no patented technology that would preclude or inhibit competitors from entering our market. We have applied for registration of the trademark A1 Internet.com, Inc. (SM). We have entered into confidentiality and invention assignment agreements with our employees to limit access to and disclosure of our proprietary information. We intend to apply for copyrights as we develop new products and solutions. There can be no assurance that these measures will prove sufficient to prevent misappropriation of our intellectual property or to deter independent third-party development of similar products.

Regulation

       Our operations are not currently subject to direct regulation by governmental agencies other than regulations applicable to businesses generally. As use of the Internet continues to grow, jurisdictions in which we operate may adopt regulations relating to prices charged users, content, privacy, intellectual property protection, libel or other matters. If adopted, such regulations could significantly affect our results of operations

Investments

       Gravity Pilot Air, Inc., one of our wholly-owned subsidiaries, previously owned two airplanes that it leased to a skydiving company. In December 1999, the aircraft's lessee was 5 months in arrears on its lease payments. We engaged counsel to pursue all available remedies against the lessee, including retaking possession of the aircraft. On March 18, 2000, a shareholder of the lessee agreed to participate in a settlement agreement whereby he paid us $300,000 to bring current the past due lease payments and to settle various other matters. In addition, the lessee relinquished possession of the airplanes. Following the execution of the settlement agreement we sold one of the airplanes for approximately $710,000. We have not determined whether we will lease or sell the remaining aircraft.

       We also own 9.6% of Moneyzone.com, Inc. (formerly EBonlineinc.com Inc.), a Nevada corporation which maintains a mergers and acquisition Web site. We acquired our shares of Moneyzone.com from Bruce Bertman, our Chief Executive Officer, President and Treasurer, at par value for a total purchase price of $783.00. We are holding the Moneyzone.com shares as an investment which, to date, has not generated any dividend income. We have provided Internet-related services to Moneyzone.com for which we were paid at the same rates we charge our other clients. Mr. Bertman is also a Director of Moneyzone.com and was a director of that Company prior to the time we acquired our Moneyzone.com shares. We are not otherwise involved in the management or operations of Moneyzone.com.

Risk Factors

       You should consider carefully the risks described below and other information in this Form 10-KSB. If any of the events identified in the following risk factors actually occur, they could materially adversely affect our business, financial condition and results of operations.

We Have a History of Losses and Cannot Be Certain We will Achieve Positive Cash Flow

       For the years ended December 31, 1998 and 1999, we had net losses and negative operating cash flows. For the year ended December 31, 1999, we had a net loss before extraordinary items of $5,108,887. In addition, we had an accumulated deficit of $5,851,756 as of December 31, 1999. We are likely to continue to incur significant additional losses in the intermediate term.

       Even thereafter, we cannot be certain that we will achieve or sustain positive cash flow or profitability from our operations. Our net losses and negative cash flow from operating activities are likely to continue even longer than we currently anticipate if:

       - we do not establish and maintain a customer base that generates sufficient revenue;

       - prices for our products or services decline faster than we have anticipated;

       - we do not remain competitive in the innovation and quality of our products;

       -      we do not attract and retain qualified personnel;

       Our ability to achieve our objectives is subject to financial, competitive, regulatory, legal, technical and other factors, many of which are beyond our control.

Our Web Page May Have Contained Certain Misleading Statements

       We maintain a Web Page which contains various information relating to our company. At times that Web Page contained statements which projected millions of dollars of highly profitable billings and accumulation of one million users of our services by 2000. We did not have a factual basis for these statements and have removed them from our Web Page.

       The Web Page contained a statement to the effect that we are involved in the profitable business of leasing airplanes. Our involvement in the leasing of airplanes was limited to the leasing of aircraft which we inherited because of our prior skydiving venture. We no longer lease airplanes, and this statement has been eliminated from our Web Page.

       Our Web Page contained a statement which might be read to state that we are involved in the mergers and acquisitions arena. In fact, we hold a 9.6% minority interest in Moneyzone.com which maintains a Web site relating to that business. We are passive investors in Moneyzone.com. This statement has been eliminated from our Web Page.

       Our Web Page contained a section entitled "Investor Center" which referred to the "gold rush stock market" and "hyper-inflated prices", stated that "no price appears too much to pay for a stake on the Internet", stated that "the future is the Internet" and that the "future is A1 Internet.com." It also referred to us as "already a leading global service provider", ... forecasted to outperform even its own "stunning record of growth on the way to becoming one of the largest Internet Service Providers in the world." We did not have a factual basis for these statements. The price of our common stock declined in 1999. See "Market Price and Dividends on the Registrant's Common Equity and Related Stockholder Matters" on page 27. The number of users of our connectivity services declined from approximately 10,000 at September 30, 1999 to approximately 9,000 in December 1999. This compared to major ISPs who reportedly have millions of end-users each. These statements have been removed from our Web Page.

Purchases and Sales of Our Stock are Subject to Penny Stock Regulations

       Our stock has had a market price of less than $5.00 per share in recent times. The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price less than $5.00 per share, subject to certain exceptions. During periods when our common stock does not qualify for inclusion on the Nasdaq SmallCap Market or is removed therefrom, the common stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the public market.

Our Limited Operating History Makes it Difficult to Assess Our Past Performance and Future Prospects

       You have limited historical operating and financial information on which to base your evaluation of our performance and our prospects. We have acquired four companies since the beginning of 1999 and disposed of substantially, all of the businesses in which we were engaged in prior years. This limits the comparability of our operating and financial information from period to period.

       You should consider our prospects in light of the substantial risks, expenses, uncertainties and difficulties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. Such risks include the possibility that:

       - we will be unable to increase and sustain levels of interest in our products and services by associations, membership marketing companies and ISPs;

       - we will fail to sell our products successfully through our direct sales force;

       - our competitors will develop services or products similar or superior to our own;

       - market prices for our products and services will fall as a result of competition or other factors;

       - we will be unable to identify, attract, motivate and retain qualified personnel; and

       - we will fail to fully integrate with our existing operations the technology and operations of any of the businesses that we acquire.

       We cannot be sure that we will be successful in addressing such risks, and the failure to do so could have a material adverse impact on our business, financial condition and results of operation.

We are Dependent on AT&T and Megapop for Access to the Internet Network

       Our ability to offer end-user access to a tier one Internet network on an affordable basis is dependent upon our contractual relationship with AT&T and Megapop which charge us a fixed monthly fee for each end-user. This enables us to offer connectivity to tier one networks for which we pay only when end-users subscribe for our services. If these contracts were to be terminated, or if the terms were to be substantially amended, we might be required to enter into arrangements for bandwidth with others on less favorable terms. There is no assurance that we would be able to purchase connectivity on comparable terms and there is no assurance that we would be able to pass on additional costs to our customers. Our inability to obtain bandwidth on comparable terms could materially and adversely affect our business, financial condition and results of operations.

We Rely on Others to Market our Products and Services to End-Users

       We believe that we will derive the majority of our recurring revenues from subscription fees and fees for value added services paid by end-users of our products and services. The amount of those revenues is dependent upon the level of success achieved by associations, membership marketing companies and ISPs in marketing our products and services to their members and customers. Most of our contractual relationships with associations were formed recently and have not yet generated substantial sales to end-users. Thus, we are not yet in a position to assess whether our products and services will gain acceptance among the members of these associations or whether these associations will invest the resources necessary to market our products and services successfully. If sales to end-users do not meet our expectations, our business would be adversely affected and we would be required to develop alternate marketing and sales strategies.

We Are Subject to Risks As We Make Acquisitions and Engage in Strategic
Alliances

       As part of our business strategy, we may acquire, make investments in, or enter into strategic alliances with companies in complementary businesses, so as to optimize our market presence in the regions we presently serve and expand into other regions. In particular, we intend to acquire local and regional ISPs and e-commerce companies. Any such future acquisitions, investments or strategic alliances would involve risks, such as

       - incorrect assessment of the value, strengths and weaknesses of acquisition and investment opportunities;

       - underestimating the difficulty of integrating the operations and personnel of newly acquired companies;

       - the potential disruption of our ongoing business, including possible diversions of resources and management time;

       - the potential inability to maintain uniform standards, control, procedures and policies;

       - and the threat of impairing relationships with employees and customers as a result of changes in management or ownership.

       We cannot assure you that we will be successful in overcoming these risks. Moreover, we cannot be certain that any desired acquisition, investment or strategic alliance could be made in a timely manner or on terms and conditions acceptable to us. Neither can we assure you that we will be successful in identifying attractive acquisition candidates. We expect that competition for such acquisitions may be significant. Competition for Internet companies is based on a number of factors including price, terms and conditions, size, access to capital, and ability to offer cash, stock or other forms of consideration. We may compete with others who have similar acquisition strategies, many of whom may be larger and have greater financial and other resources than we have.

       An additional risk associated with acquisitions is that many attractive acquisition candidates do not have audited financial statements and have varying degrees of internal controls. Although we may believe that the available financial information for a particular business is reliable, we cannot guarantee that a subsequent audit would not reveal matters of significance, including with respect to liabilities, contingent or otherwise. We expect that, from time to time in the future, we will enter into acquisition agreements, the pro forma effect of which is not known and cannot be predicted.

We May Have Difficulty Managing Our Rapid Growth

       Our growth strategy has placed and will continue to place a significant strain on our customer support, sales and marketing, administrative resources, our network and operations and our management and billing systems. Such a strain on our administrative and operational capabilities could adversely affect the quality of our services and our ability to collect revenues. To manage our growth effectively, we will have to enhance the efficiency of our operational support, other back office systems and financial systems and controls. We cannot assure you that we will be able to maintain adequate internal operating, administrative and financial systems, and procedures and controls.

       Managing our growth will become even more challenging as we expand our target markets and our product and service offerings. Promotion and enhancement of our products and services will depend largely on our success in continuing to provide high quality Internet communications services, solution and product support. We cannot guarantee that we will be able to maintain those levels of quality. If we are unable to do so or otherwise fail to promote and maintain our products or services, or if we incur excessive expenses in an attempt to improve our services or promote and maintain our products, then our business, results of operations and financial condition could be materially and adversely affected.

       In addition, as we continue to grow we will have to expand and train our employee base to handle the increased volume and complexities of our business. We cannot assure you that we will be able to attract, train and manage sufficient personnel to keep pace with our growth.

Sales of Shares by Our Shareholders Could Depress Our Stock Price

       The market price of our common stock could drop as a result of sales of a large number of our shares in the public market. The perception that such sales may occur could have the same effect. As of January 31, 2000, our executive officers and directors owned, directly or indirectly, approximately 36% of our common stock.

We Are Subject to Security and Fraud Risks

       Despite our efforts to implement network security measures, such as limiting physical and network access to our computers, our Internet infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by customers, employees or other Internet users. Computer viruses, break-ins or other disruptive or security problems could lead to interruptions, delays or cessation in service to our Internet customers. Further, such inappropriate or unauthorized use of the Internet could also potentially jeopardize the security of confidential information stored in the computer systems of our customers and other parties connected to the Internet, which may deter potential customers and give rise to liability to users whose security or privacy has been violated. The security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general and our customer base and revenues in particular. A significant security breach could result in a loss of customers, damage to our reputation, direct damages, costs of repair and detection and other expenses. In addition, our revenues for any given period may be adversely affected by fraud or debt collection problems that we experience. The occurrence of any of these events could have a material adverse effect our business, results of operations and financial condition.

We May Be Hurt By System Failures

       Our success is largely dependent upon our ability to deliver high speed, uninterrupted access to the Internet. Any system failure that causes interruptions in our operations could have a material adverse effect on us. We currently rely upon the AT&T Internet Network. Failures in this or any other telecommunications network on which we rely would result in customers' receiving no or diminished access to the Internet.

We Could Be Held Liable For Information Disseminated Over Our Network

       The law relating to liability of ISPs for information and materials carried on or disseminated through their networks is not completely settled. The possibility that courts could impose liability for information or material carried on or disseminated through our network could require us to take measures to reduce our exposure to such liability. Such measures may require us to spend substantial resources or to discontinue certain product or service offerings. Any of these actions could have a material adverse effect on our business, operating results and financial condition.

       Due to the increasing use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing, taxes, defamation, obscenity, intellectual property protection, consumer protection, technology export and other controls. Changes in the regulatory environment relating to the Internet services industry could have a material adverse effect on our business, results of operation and financial condition.

We Are Subject to Intellectual Property Risks

       Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving, and we cannot be certain as to the future viability or value of any of our intellectual property rights or those of other companies within the IT industry. We cannot assure you that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights. Any such infringement or misappropriation, should it occur, could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we cannot be certain that our business activities will not infringe the proprietary rights of others or that such other parties will not assert infringement claims against us. We anticipate that we may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties due to the dissemination of our content or the provision of access by our online services to content made available by third parties. Such claims and any resultant litigation, should it occur, could subject us to significant liability for damages and could result in invalidation of our property rights and, even if not meritorious, could be time-consuming and expensive to defend, and could result in the diversion of management time and attention, any of which could have a material adverse effect on our business, results of operations and financial condition.

       We regard substantial elements of our products and services as proprietary and we attempt to protect them by relying on trademark, service mark, trade dress, copyright and trade secret laws and restrictions on disclosure and transfer of title. We also enter into confidentiality agreements with our employees, suppliers, distributors, consultants, vendors and customer and license agreements with third parties and generally seek to control access to and distribution of our technology, documentation and other proprietary information. We are pursuing the registration of our service marks but we currently have no patents or applications for patents pending for our products or services. Effective service mark, copyright and trade secret protection may not be available.

We Are Subject to the Risks Associated with Rapid Industry Changes

       The Internet services industry in which we operate is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new service, software and other product innovations. We cannot guarantee that we will be able to identify new service opportunities successfully and develop and bring new products and services to market in a timely and cost-effective manner, or that products, software and services or technologies developed by others will not render our products and services non-competitive or obsolete. In addition, we cannot provide any assurance that our product or service developments or enhancements will achieve or sustain market acceptance or be able to address effectively the compatibility and interoperability issues raised by technological changes or new industry standards.

We Do Not Expect to Pay Dividends

       The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

       Our headquarters is located at 15825 Shady Grove Road, Suite 50, Rockville, Maryland 20850, where we lease approximately 4527 square feet of office space. The five-year term of the lease commenced on March 6,1996. The current annual rent is $71,380.

       We also lease approximately 450 square feet of office space in Sandusky, Ohio at an annual rental of $3,750, and approximately 2800 square feet in Fremont, Ohio at an annual rental of $16,800. The properties are the subject of one-year leases expiring on July 31, 2000.

       In Sharon, Massachusetts we lease 2785 square feet of office space at an annual rent of $37,597.50. The lease is due to expire on August 1, 2000. We are attempting to sublet the space in Sharon but no agreement for a sublease has been reached.

       Our former executive offices were located in approximately 1150 square feet of office space in Boca Raton, Florida. We are obligated for rental payments on this property through September 29, 2001. The current annual rent is $27,900. We moved our executive offices from Boca Raton, Florida to Rockville, Maryland when we disposed of the skydiving business based in Florida and acquired our principal Internet-related subsidiaries which are based in Rockville, Maryland. We are attempting to sublet the space in Boca Raton but no agreement for a sublease has been reached.

       We lease approximately 400 square feet at Frontier's Global Center for use as our data warehousing facility. The lease has a one-year renewable term and we pay rent at the rate of $60,000 per year. The facility has more than one gigabyte of Internet bandwidth available to us therefore allowing us to provide T-1 hosting services on a pay as you go basis.

ITEM 3. LEGAL PROCEEDINGS

         We are not party to any legal proceeding which could have a material effect upon our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       From May 24, 1999 to November 19, 1999, our common stock traded on the OTC Bulletin Board under the symbol "AWON." In the period between October 10, 1998, when trading on the OTC Bulletin Board began, and May 24, 1999, our common stock traded under the symbol "HALO."

       On January 4, 1999, the SEC approved amendments to Rules of the National Association of Securities Dealers that limit quotations on the OTC Bulletin Board to the stock of companies that are registered with the SEC under the Securities Exchange Act of 1934. The letter "E" is affixed to ticker symbols of those companies that have not completed the registration process with the SEC as of a certain date and indicates that the affected company will be removed from the OTC Bulletin board within 30 days. On November 19, 1999, an "E" was affixed to our OTC Bulletin Board trading symbol and our common stock began trading under the symbol "AWONE." Our common stock was removed from the OTC Bulletin Board on December 16,1999, because we had not then completed the registration process, and began trading on the "Pink Sheets" of the National Quotation Bureau, LLC. The closing price of our common stock on the OTC Bulletin Board was 6-3/4 on December 15, 1999.

       In March 2000 we completed our registration under the Securities Exchange Act of 1934, as amended. On March 20, 2000, our common stock was once again listed on the OTC Bulletin Board and began trading under the symbol "AWON." The closing price of our common stock on the OTC Bulletin Board as of March 24, 2000 was $4.25.

       The following table sets forth for the periods indicated the high and low bid prices for our common stock as reported each quarterly period in 1998, 1999 and 2000. The prices are inter-dealer prices, do not include retail mark ups, mark downs or commissions and may not necessarily represent actual transactions.

                                                                       High                Low
              1998                                                     ----                ---
              ----
              Fourth Quarter (beginning October 10, 1998)              5                   3-3/4

              1999
              ----
              First Quarter                                            7-1/2               1
              Second Quarter                                           8                   5.13
              Third Quarter                                            7-3/4               5
              Fourth Quarter (through December 15, 1999)               6-3/4               3 3/8

              2000
              ----
              First Quarter (through March 24, 2000)                   4-1/4               --

       We made the following sales of unregistered common stock during the year ended December 31, 1999. All sales listed below which were made on or before April 26, 1999, were made by Halo Holdings of Nevada, Inc. All sales since that date were made by A1 Internet.

       DATE
     OF ISSUE      TITLE      PURCHASER                              SHARES SOLD           CONSIDERATION            EXEMPTION
    ----------   ---------    -------------------                  -------------  -----------------------------  ------------
        1/27/99  Common       Brian Campbell                              25,000  $25,000 Receivable             Regulation D
        1/27/99  Common       Clifford Morgan                             27,500  Consulting services            Section 4(2)
        1/27/99  Common       Eduardo Lautieri                             7,500  $7,500 Receivable              Regulation D
         3/5/99  Common       Lenny Tambasco                             250,000  Executive compensation         Section 4(2)
         3/5/99  Common       Eduardo Lautieri                           250,000  Consulting services            Section 4(2)
         3/5/99  Common       Moe Cohen                                   50,000  Consulting services            Section 4(2)
        3/25/99  Common       South Florida Glazing                       25,000  $50,000                        Regulation D
        3/25/99  Common       Ben Beckes                                  53,000  $106,000                       Regulation D
        3/25/99  Common       Larry Littlefield                            5,000  $10,000                        Regulation D
        3/25/99  Common       Bobby Nelson Bodiford                       12,500  $25,000                        Regulation D
        3/25/99  Common       Phyllis Lott                                 5,000  $10,000                        Regulation D
        3/25/99  Common       Amerigo Investor Group                      40,000  $80,000 Note                   Regulation D
        3/25/99  Common       Eduardo Lautieri                            14,000  $28,000                        Regulation D
        3/25/99  Common       Yucatan Holding Company                      1,000  $2,000                         Regulation D
        3/25/99  Common       Dorothy Littlefield                          3,500  $7,000                         Regulation D
        3/25/99  Common       Blue Sky Unlimited                          80,000  $160,000 Note                  Regulation D
        3/30/99  Common       Bruce Bertman                            3,400,000  Exchange for Computer Ease     Section 4(2)
                                                                                  LLC
        3/30/99  Common       Mark Bertman                               200,000  Exchange for Computer Ease     Section 4(2)
                                                                                  LLC
        3/30/99  Common       Jeffrey Lieberman                          200,000  Exchange for Computer Ease     Section 4(2)
                                                                                  LLC
        3/30/99  Common       Dustin Cobb                                200,000  Exchange for Computer Ease     Section 4(2)
                                                                                  LLC
        3/30/99  Common       Bruce Bertman                               29,750  Exchange for Virtual           Section 4(2)
                                                                                  Information Express Inc.
        3/30/99  Common       Mark Bertman                                 1,750  Exchange for Virtual           Section 4(2)
                                                                                  Information Express, Inc.
        3/30/99  Common       Jeffrey Lieberman                            1,750  Exchange for Virtual           Section 4(2)
                                                                                  Information Express, Inc.
        3/30/99  Common       Dustin Cobb                                  1,750  Exchange for Virtual           Section 4(2)
                                                                                  Information Express, Inc.
        3/30/99  Common       Net World Ohio Inc.                         37,000  Merger (exchange all           Section 4(2)
                                                                                  outstanding stock)
         4/6/99  Common       Cimarron Capital Corporation                23,000  $46,000                        Regulation D
         4/6/99  Common       Market Edge Inc.                            15,000  $30,000                        Regulation D
         4/6/99  Common       Arlan Akerlind                               5,000  $10,000                        Regulation D
         4/6/99  Common       George and Diane Morgan                     10,000  $20,000                        Regulation D
         4/6/99  Common       Keith Krupka                                40,000  $80,000                        Regulation D
         4/6/99  Common       Morton and Joyce Sosin                      10,000  $20,000                        Regulation D
         4/6/99  Common       Therese Esposito                             5,000  $10,000                        Regulation D
         4/6/99  Common       Elliot Broidy                              118,000  $236,000                       Regulation D
         4/6/99  Common       Deborah Ann Ingraham                         5,000  $10,000                        Regulation D
         4/6/99  Common       John L. House                               10,000  $20,000                        Regulation D
         4/6/99  Common       Mark Bertman                                10,000  $20,000                        Regulation D
        4/13/99  Common       Bruce Bertman                              120,000  Exchange for debt              Section 4(2)
        7/12/99  Common       Bruce Bertman                              265,000  Exchange for Virtual           Section 4(2)
                                                                                  Information Express, Inc.
        7/12/99  Common       Martin Sumichrast                          100,000  $200,000 Note                  Section 4(2)
        8/19/99  Common       NetAmerica                                 190,000  $1,330,000 in assets           Section 4(2)
        8/30/99  Common       Quanta Corporation                           5,000  Consulting services            Section 4(2)
        8/30/99  Common       Mike Strauss                                 5,000  Consulting services            Section 4(2)
        9/22/99  Preferred*   Frank Huang                                 11,111  $50,000                        Regulation D
        9/23/99  Preferred*   Matt Goud                                   10,000  $45,000                        Regulation D
        8/24/99  Preferred*   Steven and Irene DeCosta                    20,000  $90,000                        Regulation D
        8/30/99  Preferred*   Michael Cohen                               44,444  $200,000                       Regulation D
        8/24/99  Preferred*   Roderick O'Shea                             10,000  $45,000                        Regulation D
        8/16/99  Preferred*   Northridge Development Corp.                40,000  $180,000                       Regulation D
        8/11/99  Preferred*   David Tevet                                 15,000  $67,500                        Regulation D
        8/16/99  Preferred*   Richard Carter                              15,000  $67,500                        Regulation D
        8/05/99  Preferred*   Jesse Goldstein                              5,000  $22,500                        Regulation D
        9/30/99  Preferred*   HBC Investment Group, Inc.                  50,000  $225,000                       Regulation D
        9/12/99  Preferred*   Galt Asset Management, LLC                  20,000  $90,000                        Regulation D
        8/30/99  Preferred*   Kandel & Son Profit Sharing Plan             6,000  $27,000                        Regulation D
        8/30/99  Preferred*   Richard Kandel                              16,000  $72,000                        Regulation D
        8/30/99  Preferred*   Richard Greene                              70,000  $315,000                       Regulation D
        9/15/99  Preferred*   Dr. Steven Kobren                           22,222  $100,000                       Regulation D
        8/27/99  Preferred*   Steven Etra                                 65,000  $292,500                       Regulation D
        9/21/99  Preferred*   Jay Raubvogel                              222,222  $1,000,000                     Regulation D
        8/27/99  Preferred*   Blanche Etra                                22,000  $99,000                        Regulation D
        9/10/99  Preferred*   SRK Associates, LLC                         65,000  $292,500                       Regulation D
        9/07/99  Preferred*   Jean Etra                                   18,000  $81,000                        Regulation D
        9/30/99  Preferred    Ferro Pasquale                              23,000  Exchange for Debt              Section 4(2)
        9/30/99  Preferred    Alan Lisenby                                55,555  Exchange for Debt              Section 4(2)
        9/30/99  Preferred    Outerbanks Limited                          44,444  $200,000                       Section 4(2)
       10/10/99  Preferred*   Lenord and Rosemarie Imperio                10,000  $45,000                        Regulation D
       10/04/99  Preferred*   Matt Bencriscutto                           20,000  $90,000                        Regulation D
       10/10/99  Preferred*   Jerry Poole                                 33,333  $150,000                       Regulation D
       10/10/99  Preferred*   Galt IT                                     30,000  $135,000                       Regulation D
       10/10/99  Preferred*   James Kotsopoulos                          100,000  $450,000                       Regulation D
       10/10/99  Preferred*   Polymer Applications                        30,000  $135,000                       Regulation D
       10/15/99  Preferred    Calvin Caldwell                             22,222  Exchange for Debt              Section 4(2)

* These shares of preferred stock were issued pursuant to our preferred stock offering which began in July 1999. The placement agents for this offering were EBI Securities Corporation and J.B. Sutton Group, LLC. In connection with this offering, we are obligated to issue warrants to the investors and the placement agents if gross sales of $13,000,000 are not achieved as of February 28, 2000 or August 31, 2000. For every $500,000 less of gross sales from $13,000,000, the investors will receive 100,000 warrants and each placement agent will receive 50,000 warrants. These warrants will have an exercise price of $2.75 and a term of five years from the date of issuance.

       In addition, we have issued and outstanding warrants to purchase 500,000 shares of our common stock at an exercise price of $.10 per share and warrants to purchase 386,650 shares of common stock exercisable at $5.50 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       The following discussion is based on the audited consolidated financial statements for the years ended December 31, 1999 and 1998. Readers should note that during the periods covered by these financial statements we were engaged in a variety of businesses. Prior to engaging in the business of providing Internet access and related services we operated a skydiving business. We sold our skydiving business in the first quarter of 1999. We continued to receive rental income by leasing our airplanes to the purchasers of the skydiving business through the fourth quarter of 1999. We suspended our airplane leasing activities as of December 31, 1999 and we are reporting these activities as discontinued in our audited financial statements to this form 10KSB. In the first quarter of 2000 we sold one of our airplanes. We are attempting to sell the remaining aircraft. The following discussion includes our airplane leasing activities for comparative purposes since these activities accounted for all of our revenues in 1998.

       We first began providing Internet access and related services by acquiring Virtual Information Express, Inc, Computer Ease, LLC, and NetWorld Ohio, Inc. in the first and second quarters of 1999. Much of our Internet-related business is in the development stage. Computer Ease (now A1 Internet Services.com) and Virtual Information Express began generating revenues from connectivity and value-added services in the third quarter of 1998. Prior to that time, our Internet-related business activities focused on the sale of computer hardware and accessories over the internet. We are currently increasing our online sales of computer hardware and accessories. We anticipate that as the number of our end-users increases, a larger percentage of our revenues will be derived from recurring charges for connectivity, e-commerce and other value-added services, and that a smaller percentage of our revenues will be derived from Web site design and technical services.

       During the next twelve months we will focus on increasing the number of end-users utilizing our services. In particular, we intend to intensify sales efforts directed at businesses and associations that resell our services to end-users. We are also refocusing our online sales to include more sales of computer hardware and accessories. We continue to review opportunities to acquire ISPs that will increase our end-user base and enhance our Internet-related service capabilities. We believe that our current organization and infrastructure will enable us to rapidly assimilate viable acquisition targets and take advantage of related cost savings.

       To meet our growth expectations, we anticipate that we will need to add up to 5 additional employees in the areas of computer programming, marketing, customer service and sales over the next twelve months. We will also need to invest approximately $400,000 in capital assets to maintain and upgrade our network.

         The following table sets forth certain information about the source of our revenues:


     SOURCES OF REVENUES                  PERCENTAGE OF TOTAL SALES

-------------------------------------------------------------------------------
                                              Twelve Months Ended
                                                  December 31
                                             1998               1999
-------------------------------------------------------------------------------
CONNECTIVITY & HOSTING                        -                26
NON RECURRING INTERNET                        -                 2
DESIGN FEES                                   -                 9
E-COMMERCE                                    -                58
SKY DIVING                                   100                1
AIRPLANE LEASE                                -                 4

        TOTAL                                100%             100%

-------------------------------------------------------------------------------



          The following table sets forth certain information about our cost of sales:


                                     PERCENTAGE OF TOTAL COST OF SALES
-------------------------------------------------------------------------------
                                              Twelve Months Ended
                                                  December 31,
                                           1998                    1999

-------------------------------------------------------------------------------
COST OF SALES

CONNECTIVITY                                  -                18
COMPUTER EQUIPMENT                            -                73
LABOR                                         -                 8
OTHER COST                                    -                 1
SKY DIVE COSTS                               100                0

        TOTAL                                100%             100%

-------------------------------------------------------------------------------




Results of Operations - Twelve Months Ended December 31, 1999 Compared to Twelve Months Ended December 31, 1998

REVENUES

       Total revenues increased from $ 84,560 to $4,301,253 in the twelve months ended December 31, 1999. In the twelve months ended December 31, 1998, all of our revenues were derived from the skydiving business. In the twelve months ended December 31, 1999, revenues were derived from the following sources:

                                                                                   Twelve Months Ended
                                                                                    December 31, 1999

         Internet related businesses (primarily in the
         second, third and fourth quarters)                                             $4,087,216


         Lease of our airplanes to the purchasers
         of our skydiving business                                                       $ 190,584

         Skydiving business (in the first quarter)                                       $  23,453



        Discontinued operations accounted for $ 214,037 of our revenues during 1999. The principal components of our revenues from our Internet-related businesses were:


                                                               Twelve Months Ended December 31, 1999
         Connectivity & Hosting                                      $ 1,108,252          28%
         Non-Recurring Internet                                      $    99,779          2%
         Design Fees                                                 $   382,375          9%
         Electronic Commerce                                         $ 2,496,810          61%

COST OF SALES

       Cost of sales increased from $0 in the twelve months ended December 31, 1998 to $3,359,943 in the twelve months ended December 31, 1999. In the twelve months ended December 31, 1999, the cost of sales consisted primarily of Internet-related costs as follows:


                                                             Twelve Months Ended December 31, 1999
         Connectivity                                                $ 634,045       13%
         Design Fees                                                 $ 253,151       8%
         Electronic Commerce                                         $ 2,437,162     72%
         Other Internet Cost                                         $ 22,562        7%

Cost of Sales for discontinued operations was $13,023 during the twelve months ended December 31, 1999.

OPERATING EXPENSES

       The following table sets forth certain information regarding operating expenses:


                                                     TWELVE MONTHS ENDED

                                                        DECEMBER 31,
                                      ------------------------------------------------
OPERATING EXPENSES                          1999                 1998
  Advertising
Expenses                                 145,972    2.9%          137       0.0%
  Salaries and related expenses        1,151,560   22.6%      150,000      32.3%
  Travel and entertainment               131,550    2.6%            0       0.0%
  Bad debt expense                       265,256    5.2%            0       0.0%
  Legal and professional                 428,732    8.4%       82,692      17.8%
  Occupancy costs                        194,457    3.8%            0       0.0%
  General and administrative             429,796    8.4%       63,458      13.7%


  Consulting                             261,849    5.1%       35,588       7.7%
  Depreciation and amortization        2,092,507   41.0%      131,989      28.5%
                                      ----------------------------------------------
TOTAL OPERATING EXPENSES               5,101,679  100.0       463,727     100.0%
                                      ------------------------------------------------



        Operating expenses from discontinued operations during 1999 consisted of the following:



                                                       TWELVE MONTHS ENDED

                                                         DECEMBER 31, 1999
         Depreciation                                 100,826          2.0%
         Bad Debt Expense                              61,448          1.2%
         General & Administrative                      32,041          0.6%

         Total                                        194,315          3.8%


OTHER EXPENSES

       In the twelve months ended December 31, 1999 our former Board of Directors authorized, and we issued, 300,000 shares of common stock valued at $600,000 as advance payment for consulting services to be provided by certain individuals who we understand had expertise in marketing outdoor sports or extreme sports. Our former Board of Directors authorized the issuance of these shares at a time when we were about to dispose of our skydiving business and become a provider of Internet-related services. When we disposed of our skydiving business we no longer had a need for expertise in marketing outdoor sports or extreme sports. No services are to be performed for our Internet business. Whatever consulting services may have been performed would have been performed in the first quarter of 1999, the period in which we still owned the skydiving business. Accordingly, we recognized the entire expense related to this consulting arrangement in the first quarter of 1999. We obtained payment of $500,000 for 250,000 of these shares in the form of a promissory note from one of the individuals. We have determined to seek recovery of the remaining 50,000 shares or to seek damages for their issuance.

       In March 1999, our former Board of Directors authorized, and we issued, 250,000 shares valued at $500,000 to Leonard Tambasco our former President. The shares were issued at a time when Mr. Tambasco had agreed to become our President for a period of three years and no specific contingencies were agreed upon for payment of the bonus. Mr. Tambasco resigned as President effective September 30, 1999. We are attempting to determine whether we have a legal basis to assert a claim for recovery of some or all of the shares issued to Mr. Tambasco because his three year term as our President was not completed.

       In August 1999, one of our former officers caused the issuance of 32,500 shares valued at $227,500. The shares were issued in exchange for unknown services. We have engaged counsel to seek recovery of the 32,500 shares or to seek damages for their issuance.

       For the twelve months ended December 31, 1999 we also recognized from discontinued operations other expenses of $90,891 (as interest expense) and other income of $42,864.

LIQUIDITY AND CAPITAL RESERVES

       Since our inception we have financed our operations primarily through private sales of our stock. Total net proceeds from the sale of equity securities in the period between the company's formation and December 31, 1999 amounted to approximately $4,845,000.

CASH FLOW

       Operating activities used cash of $324,117 and $2,090,748 in the twelve months ended December 31, 1998 and 1999, respectively. Operating activities for Discontinued operations generated $5,701 in the twelve months ended December 31, 1999.

       Investing activities used cash of $0 and $2,152,826 in the twelve months ended December 31, 1998 and 1999, respectively. Investing activities for discontinued operations used cash of $16,555 during the twelve months ended December 31, 1999.

       Net cash generated by financing activities was $332,503 and $4,852,760 in the twelve months ended December 31, 1998 and 1999, respectively. Financing activities for discontinued operations generated $12,139 in the twelve months ended December 31, 1999.

WORKING CAPITAL

       Working capital, defined as the excess of the company's current assets over its current liabilities, was $494,378 at December 31, 1999 compared to a deficit of $875,879 at December 31, 1998.

       As of December 31, 1999 the company had no borrowing facility established with a financial institution. We expect that we will need approximately $900,000 to fund our operations through the next twelve months. We intend to fund our operations through the next twelve months through working capital, together with any proceeds from the sale of our remaining airplane and the liquidation of certain investment holdings.

ITEM 7. FINANCIAL STATEMENTS

      Information with respect to this item is contained in the consolidated financial statements beginning on page F-1 of this Report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       For the fiscal year ended December 31, 1999, we have retained Spicer, Jeffries & Co. as our principal independent accountant to replace Cohen & Kameny CPA's PLCC, our principal accountant for the fiscal years ended December 31, 1997 and 1998. Cohen & Kameny's report on our financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principals. The decision to change accountants was approved by our Board of Directors. There were no disagreements with our former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved would have caused our former accountant to make reference to the subject matter of the disagreement(s) in connection with its report.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

  The following table sets forth information regarding the executive officers and directors of the Company.

         Name                 Age     Position                 Since

  ----------------------      ---  -------------------       -----------

  Bruce Bertman                42  President, Treasurer      March 1999
                                   and Chairman of the
                                   Board of Directors

  Martin A. Sumichrast         32  Director                  May 1999

  Donald Dea                   45  Secretary and Director    October 1999

Bruce Bertman - Mr. Bertman serves as our President, Treasurer and Chairman of the Board of Directors. Mr. Bertman has more than 12 years of experience in the high technology industry. From 1988 to 1991, he served as Regional Manager and Operating Officer of Inacomp Computer Centers, a predecessor of Inacom. From 1991 to 1993, Mr. Bertman was Vice President of Microware Distributors, a computer product distribution organization, in charge of government reseller programs on a national basis. In 1993, Mr. Bertman founded Computer Ease, LLC, where he served as its President until we acquired that company in 1999. In 1998, Mr. Bertman founded Stockmaker.com, Inc. and serves as President and Chairman of that company. Mr. Bertman also currently serves as a director of several internet-related companies, including Moneyzone.com Inc., Cyber Realm Inc., and Computer Kids Network, Inc.

Martin A. Sumichrast - Mr. Sumichrast serves as our Director. Mr. Sumichrast has also served as a Director of Eastbrokers International Incorporated since its inception in January 1993, and has served that company as its Chairman of the Board, Chief Executive Officer and President since December 1998, Vice Chairman from March 1997 through December 1998, Chief Financial Officer from January, 1993 to August, 1996, and Secretary from 1993 to the present. Mr. Sumichrast also serves as Chairman of Eastbrokers North America, Inc., a subsidiary of Eastbrokers International Incorporated.

Donald Dea - Mr. Dea serves as our Secretary and Director. Mr. Dea has also been a co-founder and partner of Fusion Productions, a meeting planning company, since 1995. Mr. Dea was Vice President and co-founder of Alaris Inc., a developer of high performance systems, motherboards and peripheral products for personal computers, from 1992 to 1995. From 1984 to 1992, he worked for Xerox Corporation, servings as: General Manager of U.S. Customer Operations, in charge of developing strategic partnerships; General Manager of OEM/VAR Channel Operations; Manager of Marketing and Quality.

       (b)    There are no other officers or significant employees.

       (c) No family relationships exist between the directors and the officers.

       (d) No legal proceedings have been instituted in the previous five years against any of our directors or officers. We have no knowledge of any legal proceedings against any predecessor director, officer, or promoter.

Compliance With Section 16(a) Of The Securities Exchange Act Of 1934

       Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and with the exchange on which our securities are traded. Such reporting persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms so filed.

       Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, or upon written representations received by us, we are not aware of any failure by an officer, director or beneficial owner of more than 10% of the our common stock to file timely with the Securities and Exchange Commission any Forms 3, 4 or 5 relating to the fiscal year ended December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION

       Information under the caption "Executive Compensation", which will be contained in our Definitive Proxy Statement for our 2000 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information under the caption "Executive Compensation - Security Ownership of Management", which will be contained in our Definitive Proxy Statement for our 2000 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The discussion under the caption "Certain Transactions", which will be contained in our Definitive Proxy Statement for our 2000 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits Required by Item 601

                      EXHIBIT
                      2.1                    Acquisition Agreement dated October 17, 1997, between
                                             Halo Holdings of Nevada, Inc., Tom Keesee and Larry
                                             Kerschenbaum, regarding the acquisition of Gravity
                                             Pilot Air, Inc. (filed as Exhibit 2.1 to A1 Internet's
                                             Second Amendment to Form 10-SB12G filed as of December 13,
                                             1999, No. 000-27243, and incorporated herein by reference).

                      2.2                    Stock Purchase Agreement dated February 1, 1999,
                                             between Halo Holdings of Nevada, Inc. and Bruce
                                             Bertman, regarding the acquisition of Virtual
                                             Information Express, Inc. (filed as Exhibit 2.2 to A1
                                             Internet's Second Amendment to Form 10-SB12G filed as of
                                             December 13, 1999, No. 000-27243, and incorporated herein
                                             by reference).

                      2.3                    Stock Purchase Agreement dated February 1, 1999,
                                             between Halo Holdings of Nevada, Inc. and Bruce
                                             Bertman, regarding the acquisition of ComputerEase,
                                             LLC (filed as Exhibit 2.3 to A1 Internet's
                                             Second Amendment to Form 10-SB12G filed as of December 13,
                                             1999, No. 000-27243, and incorporated herein by reference).

                      2.4                    Stock Purchase Agreement dated March 31, 1999,
                                             between Larry W. Kerschenbaum and Halo Holdings of
                                             Nevada, Inc., regarding the sale of Skydive USA (filed as
                                             Exhibit 2.4 to A1 Internet's Second Amendment to Form
                                             10-SB12G filed as of December 13, 1999, No. 000-27243, and incorporated herein by reference).

                      2.5                    Stock Purchase Agreement dated April 19, 1999,
                                             between Halo Holdings of Nevada, Inc. and the
                                             Shareholders of Networld of Ohio, Inc., regarding the
                                             acquisition of Networld of Ohio, Inc. (The following
                                             attachments are not included but are incorporated
                                             herein by reference and will be provided to the SEC
                                             upon request: Schedule 2(d) Leased Property; Schedule
                                             5.14 Disclosed Liabilities; Schedule 5.15 Material
                                             Terms; Schedule 5.16(a) Tangible Property; Schedule
                                             5.16(b) Real Property; Schedule 5.16(c) Other Assets;
                                             Schedule 5.19 Affiliated Transactions; Schedule 5.20
                                             Bank Accounts; Schedule 5.21 Environmental Compliance;
                                             Schedule A Common Stock).

                      2.6                    Purchase and Sale Agreement dated August 19, 1999,
                                             between A1 Internet Services, Inc., NetAmerica, Inc.,
                                             William Fritts and Bruce Bertman, regarding A1
                                             Internet's acquisition of contracts from NetAmerica
                                             (The following attachments are not included but are
                                             incorporated herein by reference and will be provided
                                             to the SEC upon request: Exhibit A List of Intangible
                                             Assets; Exhibit B Bill of Sale; Exhibit C Promissory
                                             Note and Security Agreement; and Exhibit D Stock
                                             Pledge).

                      3.1                    Articles of Incorporation of A1 Internet.com, Inc.
                                             (filed as Exhibit 3.I.A to A1 Internet's First
                                             Amendment to Form 10-SB12G filed as of November 17,
                                             1999, No. 000-27243, and incorporated herein by
                                             reference).

                      3.2                    Certificate of Amendment of Articles of Incorporation
                                             (filed as Exhibit 3.B to A1 Internet's First
                                             Amendment to Form 10-SB12G filed as of November 17,
                                             1999, No. 000-27243, and incorporated herein by
                                             reference).

                      3.3                    Bylaws of Halo Holdings of Nevada, Inc. (filed as
                                             Exhibit 3.II to A1 Internet's First Amendment to Form
                                             10-SB filed as of November 17, 1999, No. 000-27243,
                                             and incorporated herein by reference).

                      4.1                    Certificate of Designation for A1 Internet's Series A
                                             Convertible Preferred Stock (filed as Exhibit 2.C to
                                             A1 Internet's Form 10-SB12G filed as of September 3,
                                             1999, No. 000-27243, and incorporated herein by
                                             reference).

                      4.2                    Agreement to Lock Up dated May 19, 1999, between
                                             Jerry Lee Poole, EBI Securities and the J.B. Sutton
                                             Group, Inc., regarding the transfer restrictions on
                                             certain A1 Internet common stock owned by Mr. Poole
                                             (filed as Exhibit 4.2 to A1 Internet's Second Amendment
                                             to Form 10-SB12G filed as of December 13, 1999, No.
                                             000-27243, and incorporated herein by reference).

                      4.3                    Agreement to Lock Up dated May 19, 1999, between
                                             Bruce Bertman, EBI Securities and the J.B. Sutton
                                             Group, Inc., regarding the transfer restrictions on
                                             certain A1 Internet common stock owned by Bruce
                                             Bertman (filed as Exhibit 4.3 to A1 Internet's
                                             Second Amendment to Form 10-SB12G filed as of
                                             December 13, 1999, No. 000-27243, and incorporated
                                             herein by reference).

                      4.4                    Agreement to Lock Up dated May 19, 1999, between
                                             Noved Holdings, EBI Securities and the J.B. Sutton
                                             Group, Inc., regarding the transfer restrictions on
                                             certain A1 Internet common stock owned by Noved
                                             Holdings (filed as Exhibit 4.4 to A1 Internet's
                                             Second Amendment to Form 10-SB12G filed as of
                                             December 13, 1999, No. 000-27243, and incorporated
                                             herein by reference).

                      4.5                    Agreement to Lock Up dated May 19, 1999, between
                                             Leonard Tambasco, EBI Securities and the J.B. Sutton
                                             Group, Inc., regarding the transfer restrictions on
                                             certain A1 Internet common stock owned by Leonard
                                             Tambasco (filed as Exhibit 4.5 to A1 Internet's
                                             Second Amendment to Form 10-SB12G filed as of
                                             December 13, 1999, No. 000-27243, and incorporated
                                             herein by reference).

                      4.6                    Agreement to Lock Up dated May 19, 1999, between
                                             Larry Kerschenbaum, EBI Securities and the J.B.
                                             Sutton Group, Inc., regarding the transfer
                                             restrictions on certain A1 Internet common stock
                                             owned by Larry Kerschenbaum (filed as Exhibit 4.6
                                             to A1 Internet's Second Amendment to Form 10-SB12G
                                             filed as of December 13, 1999, No. 000-27243, and
                                             incorporated herein by reference).

                      10.D.1                 Aircraft Lease dated March 31, 1999, between Gravity
                                             Pilot Air, Inc. and Skydive USA, regarding the lease
                                             of aircraft to Skydive USA (filed as Exhibit 10.D.1
                                             to A1 Internet's Second Amendment to Form 10-SB12G
                                             filed as of December 13, 1999, No. 000-27243, and
                                             incorporated herein by reference).

                      16.1                   Letter on Change in Certifying Accountant from Cohen
                                             Kameny CPA's PLLC, dated November 12, 1999 (filed as
                                             Exhibit 16 to A1 Internet's First Amendment to Form
                                             10-SB filed as of November 17, 1999, No. 000-27243,
                                             and incorporated herein by reference).

                      21.1                   List of all Subsidiaries of A1 Internet and the State
                                             or other jurisdiction of incorporation or
                                             organization of each (filed as Exhibit 21.1 to A1
                                             Internet's Fourth Amendment to Form 10-SB12G filed as
                                             of January 20, 2000, No. 000-27243, and incorporated
                                             herein by reference).

                      27.1                   Financial Data Schedule (filed herewith).

         (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                  SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     A1 INTERNET.COM, INC.

  Date: March 30, 2000               By:  /s/ Bruce Bertman
                                         BRUCE BERTMAN, PRESIDENT

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                         Title                       Date
  -------------------      ----------------------------------  ----------------
  /s/ Bruce Bertman        President, Treasurer and             March 30, 2000
      Bruce Bertman        Chairman of the Board of Directors

  /s/ Martin A. Sumichrast Director                             March 30, 2000
      Martin A. Sumichrast

  /s/ Donald Dea           Secretary and Director               March 30, 2000
      Donald Dea

                              A1 INTERNET.COM, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                  Page
                                                                  ----
  FINANCIAL STATEMENTS:
                      F-2.1 - 2.2            Independent Auditors' Reports

                      F-3                    Audited Consolidated Financial Statements of A1 Internet.com, Inc. and
                                             Subsidiaries for the years ended December 31, 1998 and 1999, including related balance sheets, and statements of operations, comprehensive income, changes in shareholders' equity and cash flows.

                      F-11                   Notes to Consolidated Financial Statements of A1 Internet.com, Inc.
                                             and Subsidiaries.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
A1 Internet.com, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of A1 Internet.com, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fee of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A1 Internet.com, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                              /s/ SPICER, JEFFRIES & CO.

Denver, Colorado
March 3, 2000


                                     F-2.1

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
HALO HOLDINGS OF NEVADA, INC.

We have audited the accompanying consolidated balance sheet of Halo Holdings of Nevada, Inc. as of December 31, 1998 and the related consolidated statements of income and retained earnings, cash flows, and changes in shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Halo Holdings of Nevada, Inc. as of December 31, 1998 and the results of operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                            /s/ COHEN & KAMENY CPA'S PLLC

                                            ------------------------------
                                            COHEN & KAMENY CPA'S PLLC

Riverdale, New York
March 23, 1999






                                     F-2.2

                     A1 INTERNET.COM, INC. AND SUBSIDIARIES
                    (FORMERLY HALO HOLDINGS OF NEVADA, INC.)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                  1999                     1998
                                                                                  ----                     ----
                                        ASSETS
                                        ------
CURRENT ASSETS:
  Cash                                                                     $      619 391          $     10 205
  Receivables:                                                                                                -
    Trade, net                                                                    320 718                     -
    Note receivable, current portion (Note 3)                                      33 333                     -
    Related parties                                                                97 750                     -
    Other                                                                          57 826                     -
  Prepaid expenses                                                                232 432                     -
  Net assets of discontinued operations (Note 9)                                  253 918                     -
  Other current assets                                                             23 136                     -
                                                                           --------------          ------------
                    TOTAL CURRENT ASSETS                                        1 638 504                10 205
                                                                           --------------          ------------

PROPERTY AND EQUIPMENT, AT COST (Note 10):
  Aircraft                                                                              -             1 008 256
  Computers, software and equipment                                             2 468 809                 9 159
  Less: accumulated depreciation                                                 (601 231)             (170 654)
                                                                           --------------          ------------
                                                                                1 867 578               846 761
                                                                           --------------          ------------

OTHER ASSETS:
  Investments                                                                   1 899 330                     -
  Goodwill, net of amortization (Note 2)                                        8 262 490               278 861
  Contracts (Note 6)                                                            1 248 000                     -
  Note receivable (Note 3)                                                         46 987                     -
  Other                                                                           160 073                22 388
                                                                           --------------          ------------
                                                                               11 616 880               301 249
                                                                           --------------          ------------
                                                                           $   15 122 962          $  1 158 215
                                                                           --------------          ------------
                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                    $      686 418          $     37 313
  Loans payable-shareholders (Note 4)                                             361 674               109 261
  Note payable (Note 5)                                                                 -               641 451
  Other                                                                            96 034                98 059
                                                                           --------------          ------------
                    TOTAL CURRENT LIABILITIES                                   1 144 126               886 084
                                                                           --------------          ------------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDERS' EQUITY (NOTE 6):
  Common stock, $.001 par value, 20,000,000 shares authorized,
   9,422,000 and 4,300,000 shares issued and outstanding, respectively              9 422                 4 300
  Preferred stock, $.001 par value, 5,000,000 shares authorized,
   1,115,553 and 0 shares issued and outstanding, respectively                      1 115                     -
  Additional paid-in capital                                                   18 966 558             1 100 700
  Notes receivable-common stock                                                  (940 000)                    -
  Accumulated other comprehensive income                                        1 793 497
  Deficit                                                                      (5 851 756)             (832 869)
                                                                           --------------          ------------
                                                                               13 978 836               272 131
                                                                           --------------          ------------
                                                                           $   15 122 962          $  1 158 215
                                                                           --------------          ------------

       The accompanying notes are an integral part of these statements.

                    A1 INTERNET.COM, INC. AND SUBSIDIARIES
                   (FORMERLY HALO HOLDINGS OF NEVADA, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     =====================================

                                                                                      Year Ended December 31,
                                                                                      1999               1998
                                                                                      ----               ----
NET SALES                                                                       $   4 087 216       $          -

COST OF SALES                                                                       3 346 920                  -
                                                                                -------------       ------------

GROSS PROFIT                                                                          740 296                  -
                                                                                -------------       ------------

OPERATING EXPENSES:
  Salaries and related expenses                                                     1 151 560                  -
  Travel                                                                              131 550                  -
  Bad debt expense                                                                    203 808                  -
  Legal and professional                                                              428 732                  -
  Occupancy costs                                                                     194 457                  -
  Advertising                                                                         145 972                  -
  General and administrative                                                          397 755                  -
  Consulting                                                                          261 849                  -
  Depreciation and amortization                                                     1 991 681                  -
                                                                                -------------       ------------
          TOTAL OPERATING EXPENSES                                                  4 907 364                  -
                                                                                -------------       ------------

OTHER INCOME (EXPENSE):
  Consulting fees and special compensation                                           (897 500)                 -
  Other income                                                                         32 577                  -
  Interest expense                                                                    (34 793)                 -
                                                                                -------------       ------------
          TOTAL OTHER EXPENSE                                                        (899 716)                 -
                                                                                -------------       ------------

                NET LOSS FROM CONTINUING OPERATIONS                                (5 066 784)                 -
                                                                                -------------       ------------

DISCONTINUED OPERATIONS (NOTE 9):
  Loss from operations of discontinued subsidiary                                     (84 967)          (478 371)
  Gain on disposal of subsidiary                                                       42 864                  -
                                                                                -------------       ------------
          TOTAL LOSS FROM DISCONTINUED OPERATIONS                                     (42 103)          (478 371)
                                                                                -------------       ------------

EXTRAORDINARY ITEM - FORGIVENESS OF DEBT                                               90 000                  -
                                                                                -------------       ------------

NET LOSS                                                                        $  (5 018 887)      $   (478 371)
                                                                                -------------       ------------

BASIC AND DILUTED EARNINGS PER COMMON SHARE:

  Net loss from continuing operations                                           $       (.61)       $        ( -)
                                                                                -------------       ------------

  Discontinued operations                                                       $       (.01)       $       (.12)
                                                                                -------------       ------------

  Extraordinary item                                                            $        .01        $          -
                                                                                -------------       ------------

  Net loss                                                                      $       (.61)       $       (.12)
                                                                                -------------       ------------

WEIGHTED AVERAGE SHARES OUTSTANDING                                                8 276 805           3 989 863
                                                                                -------------       ------------

       The accompanying notes are an integral part of these statements.

                    A1 INTERNET.COM, INC. AND SUBSIDIARIES
                   (FORMERLY HALO HOLDINGS OF NEVADA, INC.)

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                ===============================================

                                                                   Year Ended December 31,
                                                                  1999                  1998
                                                                  ----                  ----
NET LOSS                                                    $  (5 018 887)         $  (478 371)

OTHER COMPREHENSIVE INCOME:
  Unrealized holding gains                                      1 793 497                    -
                                                            -------------          -----------
COMPREHENSIVE LOSS                                          $  (3 225 390)         $  (478 371)
                                                            -------------          -----------

       The accompanying notes are an integral part of these statements.

                     A1 INTERNET.COM, INC. AND SUBSIDIARIES
                    (FORMERLY HALO HOLDINGS OF NEVADA, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 ===============================================

                                                      Common Stock              Preferred Stock          Paid-in
                                                   Shares      Par Value      Shares     Par Value       Capital
                                                -----------   ----------    ----------  -----------   -------------
BALANCES, December 31, 1997                      3 500 000     $ 3,500       300 000      $  300       $   601 200

  Issuance of common stock                         500 000         500             -           -           499 500

  Conversion of preferred stock to common
   stock                                           300 000         300      (300 000)       (300)                -

  Net loss                                               -           -             -           -                 -
                                                 ---------     -------      --------      ------       -----------
BALANCES, December 31, 1998                      4 300 000       4 300             -           -         1 100 700

  Issuance of common stock for cash
   and notes receivable, less offering
   costs of $50,000                                500 000         500             -           -           949 500

  Issuance of warrants for offering
   costs of  $50,000 and acquisition
   costs of $717,979                                     -           -             -           -           767 979

  Business acquisitions:
   Virtual Information Express, Inc.               300 000         300             -           -           599 700
   Computer Ease, LLC                            4 000 000       4 000             -           -         7 996 000
   Networld Ohio, Inc.                              37 000          37             -           -            73 963

  Reacquired shares through disposition
   of Skydive USA                                 (400 000)       (400)            -           -          (799 600)

  Gain on sale of Skydive USA
   to shareholders                                       -           -             -           -           514 383

  Shares issued for services                       342 500         343             -           -           897 157

                                                                      Accumulated
                                                                         Other
                                                     Notes           Comprehensive
                                                   Receivable            Income       Deficit
                                                 --------------      --------------  ----------
BALANCES, December 31, 1997                       $          -         $    -        $ (354 498)

  Issuance of common stock                                   -              -                 -

  Conversion of preferred stock to common
   stock                                                     -              -                 -

  Net loss                                                   -              -          (478 371)
                                                  ------------         ------        ----------
BALANCES, December 31, 1998                                  -              -          (832 869)

  Issuance of common stock for cash
   and notes receivable, less offering
   costs of $50,000                                   (240 000)             -                 -

  Issuance of warrants for offering
   costs of  $50,000 and acquisition
   costs of $717,979                                         -              -                 -

  Business acquisitions:
   Virtual Information Express, Inc.                         -              -                 -
   Computer Ease, LLC                                        -              -                 -
   Networld Ohio, Inc.                                       -              -                 -

  Reacquired shares through disposition
   of Skydive USA                                            -              -                 -

  Gain on sale of Skydive USA
   to shareholders                                           -              -                 -

  Shares issued for services                                 -              -                 -

        The accompanying notes are an integral part of these statements.

                     A1 INTERNET.COM, INC. AND SUBSIDIARIES
                    (FORMERLY HALO HOLDINGS OF NEVADA, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 ===============================================
                                   (continued)

                                                      Common Stock              Preferred Stock            Paid-in
                                                   Shares      Par Value      Shares     Par Value         Capital
                                                -----------   ----------    ----------  -----------     -------------
  Shares issued in private sale                    32 500      $    32               -        $      -    $    32 468

  Conversion of shareholder loan                  120 000          120               -               -        372 572

  Conversion of shareholder loan                        -            -               -               -        177 331

  Issuance of warrants in connection
   with notes payable                                   -            -               -               -        127 820

  Conversion of notes payable to preferred
   stock, net of warrants issued                        -            -         145 222             145        525 535

  Issuance of preferred stock, net of
   offering costs of $763,940                           -            -         970 331             970      3 601 590

  Shares issued in private sale to
   board member                                   100 000          100               -               -        199 900

  Shares issued in connection with
   acquisition of contracts to provide
   internet service                               190 000          190               -               -      1 329 810

   Shares issued for note receivable              250 000          250               -               -        499 750


  Return of common stock to the Company          (350 000)        (350)              -               -              -

  Net loss                                              -            -               -               -              -
  Other comprehensive income                            -            -               -               -              -
                                               ----------      -------       ---------        --------     ----------
BALANCES, DECEMBER 31, 1999                     9 422 000      $ 9 422       1 115 553         $ 1 115    $18 966 558
                                               ----------      -------       ---------        --------     ----------
                                                                      Accumulated
                                                                         Other
                                                     Notes           Comprehensive
                                                   Receivable            Income             Deficit
                                                 --------------      --------------     --------------
  Shares issued in private sale                  $          -         $          -     $             -

  Conversion of shareholder loan                            -                    -                   -

  Conversion of shareholder loan                            -                    -                   -

  Issuance of warrants in connection
   with notes payable                                       -                    -                   -

  Conversion of notes payable to preferred
   stock, net of warrants issued                            -                    -                   -

  Issuance of preferred stock, net of
   offering costs of $763,940                               -                    -                   -

  Shares issued in private sale to
   board member                                      (200 000)                   -                   -

  Shares issued in connection with
   acquisition of contracts to provide
   internet service                                         -                    -                   -

   Shares issued for note receivable                 (500 000)                   -                   -

  Return of common stock to the Company                     -                    -                   -

  Net loss                                                  -                    -          (5 018 887)
  Other comprehensive income                                -            1 793 497                   -
                                                 ------------         ------------     ---------------
BALANCES, DECEMBER 31, 1999                      $   (940 000)        $  1 793 497     $    (5 851 756)
                                                 ------------         ------------     ---------------

       The accompanying notes are an integral part of these statements.

                     A1 INTERNET.COM, INC. AND SUBSIDIARIES
                    (FORMERLY HALO HOLDINGS OF NEVADA, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      =====================================
                           INCREASE (DECREASE) IN CASH

                                                                                    Year Ended December 31,
                                                                                1999                        1998
                                                                                ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $    (5 018 887)                $   (478 371)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                           2 092 507                      131 989
     Bad debt expense                                                          265 256                            -
     Forgiveness of debt                                                       (90 000)                           -
     Gain on disposal of subsidiary                                            (42 864)                           -
     Issuance of common stock for services                                     897 500                            -
     Increase in trade receivables                                             (34 697)                           -
     Increase in other receivables and other assets                           (143 923)                     (15 048)
     Increase in prepaid expenses                                             (242 174)                           -
     Increase in accounts payable and accrued expenses                         226 534                       37 313
                                                                       ---------------                 ------------
               NET CASH USED IN OPERATING ACTIVITIES                        (2 090 748)                    (324 117)
                                                                       ---------------                 ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in related party receivables                                       (124 930)                           -
  Issuance of note receivable                                                 (100 000)                           -
  Payments on note receivables                                                  19 680                            -
  Purchase of investments                                                     (105 833)                           -
  Acquisition of contracts                                                    (168 000)                           -
  Acquisition of subsidiaries, net of cash acquired                            (97 354)                           -
  Purchases of property and equipment                                       (1 576 389)                           -
                                                                       ---------------                 ------------
               NET CASH USED IN INVESTING ACTIVITIES                        (2 152 826)                           -
                                                                       ---------------                 ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder loans                                              888 773                            -
  Payments on shareholder loans                                               (683 723)                     (87 409)
  Proceeds from notes payable                                                1 003 500                            -
  Payments on notes payable                                                   (700 850)                     (80 088)
  Issuance of common stock, net                                                742 500                      500 000
  Issuance of preferred stock, net                                           3 602 560                            -
                                                                       ---------------                 ------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                     4 852 760                      332 503
                                                                       ---------------                 ------------

NET INCREASE IN CASH                                                           609 186                        8 386

CASH, beginning of period                                                       10 205                        1 819
                                                                       ---------------                 ------------

CASH, end of period                                                    $       619 391                 $     10 205
                                                                       ---------------                 ------------

        The accompanying notes are an integral part of these statements.

                     A1 INTERNET.COM, INC. AND SUBSIDIARIES
                    (FORMERLY HALO HOLDINGS OF NEVADA, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      =====================================
                           INCREASE (DECREASE) IN CASH
                                  (Continued)

                                                                                         Year Ended December 31,
                                                                                         1999             1998
                                                                                         ----             ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                            $    125 684       $   99 204

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Conversion of loans payable to capital                                            $    550 023       $        -
                                                                                    ------------       ----------
  Issuance of common stock for notes receivable                                     $    940 000       $        -
                                                                                    ------------       ----------
  Retirement of common stock from disposition of subsidiary                         $    800 000       $        -
                                                                                    ------------       ----------
  Issuance of warrants in connection with notes payable                             $    127 820       $        -
                                                                                    ------------       ----------
  Conversion of notes payable to preferred stock                                    $    525 680       $        -
                                                                                    ------------       ----------
  Issuance of common stock for acquisition of contracts                             $  1 330 000       $        -
                                                                                    ------------       ----------
  Issuance of warrants for offering costs and acquisition costs                     $    767 979       $        -
                                                                                    ------------       ----------

  The Company purchased all of the capital stock of Virtual Information Express,
  Inc., Computer Ease, LLC and Networld Ohio, Inc. for cash, notes payable and common stock.  In connection with the acquisitions, liabilities were assumed as follows:
          Fair value                                     $ 10 867 279
          Cash paid, net of cash acquired                     (97 354)
          Notes payable issued                               (180 000)
          Common stock issued                              (8 674 000)
          Common stock warrants issued                       (717 979)
                                                         -------------
               Liabilities assumed                       $  1 197 946
                                                         -------------

       The accompanying notes are an integral part of these statements.

                     A1 INTERNET.COM, INC. AND SUBSIDIARIES
                    (FORMERLY HALO HOLDINGS OF NEVADA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
NOTE 1 -    ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING
            POLICIES

ORGANIZATION AND BUSINESS
-------------------------
The consolidated financial statements include A1 Internet.com, Inc. (formerly Halo Holdings of Nevada, Inc.) and its wholly owned subsidiaries, A1 Internet Services, Inc. (formerly Computer Ease, LLC), Gravity Pilot Air, Inc., Networld Ohio, Inc., Virtual Information Express, Inc and World Link Online.com, Inc. The results of operations of businesses acquired that have been accounted for under the purchase method of accounting are included in operations from the date of acquisition (see Note 2). All significant intercompany balances and transactions have been eliminated in consolidation. As discussed in Note 9, Gravity Pilot Air, Inc. is presented as a discontinued subsidiary in the accompanying financial statements.

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

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS
----------------
All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
Financial instruments, including cash, receivables, investments and other current assets, are carried at amounts which approximate fair value. Accounts payable, loans and notes payable and other liabilities are carried at amounts which approximate fair value.

ACCOUNTS RECEIVABLE
-------------------
The Company performs on-going credit evaluations of its customers. The Company has established an allowance for doubtful accounts at December 31, 1999 of $214,756.

                     A1 INTERNET.COM, INC. AND SUBSIDIARIES
                    (FORMERLY HALO HOLDINGS OF NEVADA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
NOTE 1 -    ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING
            POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT
----------------------
The Company provides for depreciation of computers and equipment using the straight-line method based on estimated useful lives of three to seven years. Software is amortized over three years. Depreciation of aircraft is computed using the straight-line method based on an estimated useful life of ten years.

INVESTMENTS
-----------
The Company has classified its equity securities as available-for-sale. Available-for-sale securities are carried at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity. These available-for-sale securities subject the Company's financial position to market risk. The Company may experience losses if the market values of these securities decline subsequent to December 31, 1999. At December 31, 1999, the Company had available-for-sale equity investments in public companies with a fair market value of $1,894,300 and a cost basis of $100,803, resulting in a net unrealized gain of $1,793,497.

CONTRACTS
---------
The contracts shown on the accompanying balance sheet represent internet service contracts and are amortized over the life of the contracts, which is two years.

GOODWILL
--------
Goodwill is amortized on a straight-line basis over a period of five years.

LONG-LIVED ASSETS
-----------------
The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

REVENUE RECOGNITION
-------------------
The Company recognizes revenue from connectivity and web hosting over the period that the service is provided. Revenue from technical support is recognized when the work is completed. Electronic commerce revenue is recognized at the time of the sale. Web design revenue is recognized as such revenues accrue under the terms of the related contract. Revenue from installation and start-up charges is recognized over the expected benefit period. Revenue from skydiving and airplane leasing was recognized over the period that the service was provided.

                     A1 INTERNET.COM, INC. AND SUBSIDIARIES
                    (FORMERLY HALO HOLDINGS OF NEVADA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
NOTE 1 -    ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING
            POLICIES (CONTINUED)

INCOME TAXES
------------
The Company utilizes the asset and liability method of accounting for income taxes, as prescribed by Statement of Financial Accounting Standards No. 109 (SFAS 109). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

NET LOSS PER SHARE OF COMMON STOCK
----------------------------------
Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

NOTE 2-     BUSINESS COMBINATIONS

Computer Ease, LLC ("CE") was organized on May 17, 1993 as a limited liability company. CE's activities include the buying and selling of computer equipment, web design and providing internet access. In March 1999, the Company issued 4,000,000 shares of its common stock at $2.00 per share in exchange for all of the outstanding units of membership of CE. This transaction was accounted for using the purchase method of accounting. At the time of the purchase, assets and liabilities of CE were $861,202 and $900,804, respectively. The excess of the purchase price (including acquisition costs of $717,979, see Note 6) over the fair value of the net assets acquired was recorded as goodwill of $8,757,581. In May 1999, CE was then merged with A1 Internet Services, Inc., a wholly-owned subsidiary of A1 Internet.com, Inc. A1 Internet Services, Inc. is the surviving entity.

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

Networld Ohio, Inc. ("Networld") was incorporated on June 15, 1995 and is engaged in the business of providing internet service. The Company acquired Networld in April 1999. The acquisition consisted of a cash payment of $105,000, 37,000 shares of common stock at $2.00 per share, and a short term non-interest bearing promissory note of $180,000, which matured on December 15, 1999. This transaction was accounted for using the purchase method of accounting. At the time of the purchase, assets and liabilities of Networld were $235,007 and $247,142, respectively. The excess of the cost of the acquisition over the fair value of the net assets acquired was recorded as goodwill of $371,135.

                     A1 INTERNET.COM, INC. AND SUBSIDIARIES
                    (FORMERLY HALO HOLDINGS OF NEVADA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
NOTE 2-     BUSINESS COMBINATIONS (CONTINUED)

The following summarized, proforma results of operations of the Company assumes that the Company acquired VI, CE and Networld as of January 1, 1998:


                                                                          Year Ended December 31,
                                                                          1999               1998
                                                                          ----               ----
               Gross revenue                                      $     5 137 780        $  8 940 344
               Net loss from continuing operations                     (5 109 086)         (2 496 339)
               Net loss from discontinued operations                      (42 103)                  -
               Income from extraordinary item                              90 000                   -
               Net loss                                                (5 061 189)         (2 496 339)
               Earnings per common share:
                 Net loss from continuing operations              $          (.55)       $       (.30)
                 Discontinued operations                                     ( * )                  -
                 Extraordinary item                                           .01                   -
                 Net loss                                                    (.54)               (.30)

               * less than .01 per share

The weighted average calculation used above includes the shares issued in connection with the acquisitions as if they had been issued for all periods presented.

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

NOTE 3-     NOTE RECEIVABLE

Note receivable at December 31, 1999 consists of the following:

       Note receivable bearing interest at 6%, due April 1, 2002, payable in monthly installments of $3,042:
                   Current portion                                  $   33,333
                   Long term portion                                    46,987
                                                                    ----------
                                                                    $   80,320
                                                                    ==========

                     A1 INTERNET.COM, INC. AND SUBSIDIARIES
                    (FORMERLY HALO HOLDINGS OF NEVADA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
NOTE 4-                 LOANS PAYABLE-SHAREHOLDERS

The loans payable to shareholders shown on the accompanying balance sheet includes a $100,000 loan requiring monthly payments of interest at 15% and due on demand after November 1, 2000. The remaining amounts are advances that are non-interest bearing and have no due date.


NOTE 5-     NOTE PAYABLE

Note payable at December 31, 1998 consists of the following:

            14% note payable, due November 30, 1999,
            payable in monthly installments of principal
            and interest, secured by aircraft                    $  641 451
                                                                 ==========

NOTE 6-     SHAREHOLDERS' EQUITY

COMMON STOCK

On January 15, 1998, the Company authorized the issuance of its common shares pursuant to a private placement offering of 500,000 common shares at $1.00 per share. This offering resulted in the issuance of 500,000 shares with proceeds to the Company of $500,000.

In November 1998, 300,000 shares of the Company's preferred stock were converted to common stock on a 1 for 1 basis.

During 1999, the Company issued and reacquired common shares in connection with business acquisitions and disposals as described in Note 2.

On January 29, 1999 the Company authorized the issuance of its common shares pursuant to a private placement offering of 500,000 common shares at $2.00 per share.

During the period ended December 31, 1999, the Company issued 342,500 common shares for services, of which 282,500 of these shares were issued to related parties. In addition, 32,500 shares of common stock were sold for $1.00 per share in a private sale to current shareholders. Also, 120,000 shares of common stock were issued to an officer and stockholder as repayment of a $372,692 debt. Another shareholder forgave debt totaling $177,331, which was credited to paid-in capital.

                     A1 INTERNET.COM, INC. AND SUBSIDIARIES
                    (FORMERLY HALO HOLDINGS OF NEVADA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 6-     SHAREHOLDERS' EQUITY (CONTINUED)

COMMON STOCK (CONTINUED)
-----------------------
In July, 1999, the Company issued 100,000 shares of common stock at $2.00 per share to a director of the Company for a note receivable. In August, 1999, the Company also issued 250,000 shares of common stock at $2.00 per share to a shareholder of the Company for a note receivable.

In August, 1999, the Company acquired certain contracts from an unrelated entity to provide internet service for cash of $168,000 and 190,000 shares of common stock valued at $7.00 per share.

PREFERRED STOCK
---------------
In July 1999, the Company commenced a private placement offering of its Series A preferred stock at $4.50 per share. This offering resulted in the issuance of 970,331 shares with proceeds to the Company of $3,602,560, net of offering costs.

In addition, notes payable in the amount of $525,680, net of warrants, were converted to 145,222 shares of Series A preferred stock pursuant to the note payable agreements.

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

STOCK WARRANTS
--------------
Common stock warrants have been issued in connection with certain private offerings, business acquisitions and notes payable. At December 31, 1999, warrants to purchase common stock at various prices were outstanding, which expire as follows:

                                       Number Outstanding
                                       And Exercisable at
            Expiration Date            December 31, 1999        Exercise Price
            ---------------            -----------------        --------------
            June, 2004                           500 000           $    .10
            June, 2004                            42 500               5.50
            November, 2004                       386 650               5.50
                                       -----------------
                                                 929 150
                                       =================

                     A1 INTERNET.COM, INC. AND SUBSIDIARIES
                    (FORMERLY HALO HOLDINGS OF NEVADA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
NOTE 6-     SHAREHOLDERS' EQUITY (CONTINUED)

STOCK WARRANTS (CONTINUED)
-------------------------
The 500,000 warrants shown above were issued in connection with the January 29, 1999 private placement and the acquisition of Computer Ease, LLC (see Note 2). These warrants were valued at $767,979, of which $50,000 was for offering costs and $717,979 was for costs incurred in connection with the acquisition.

The 42,500 warrants shown above are detachable stock warrants issued in connection with various notes payable agreements. These warrants were valued at $127,820.

In connection with the July, 1999 preferred stock offering, the 386,650 warrants shown above were issued to the placement agents. Also, the terms of the preferred stock offering require additional warrants to be issued to the placement agents and the investors if gross sales of $13,000,000 are not achieved at certain dates in fiscal year 2000. For every $500,000 less of gross sales from $13,000,000, the investors will receive 100,000 warrants and each placement agent will receive 50,000 warrants. These warrants will have an exercise price of $2.75 and a term of five years from the date of issuance.

There were no warrants outstanding as of December 31, 1998.

The fair value of all of the above described warrants was estimated using the Black-Scholes option pricing model, with the following assumptions: dividend yield of 0%; expected volatility of 0 to 48%; risk free rate of 4.5%; and expected life of five years.

NOTE 7-     INCOME TAXES

At December 31, 1999, A1 Internet.com, Inc. had an unused net operating loss carryforward of approximately $5,025,000 for income tax purposes, of which approximately $449,000 expires in 2012, $490,000 expires in 2018, and the remainder in 2019. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in A1 Internet.com, Inc.'s outstanding shares of common stock. This net operating loss carryforward may result in future income tax benefits of approximately $1,708,500; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                     A1 INTERNET.COM, INC. AND SUBSIDIARIES
                    (FORMERLY HALO HOLDINGS OF NEVADA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
NOTE 7-     INCOME TAXES (CONTINUED)

Significant components of A1 Internet.com, Inc.'s deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

                                                                            1999                 1998
                                                                            ----                 ----
                                                                       $            -        $           -
                                                                       ===============       ==============
                Deferred tax liabilities

                Deferred tax assets:                                   $    1 708 500        $     119 000
                  Net operating loss carryforwards                            320 000                    -
                                                                       ---------------       --------------
                  Temporary differences                                     2 028 500              119 000
                  Total deferred tax assets                                (2 028 500)            (119 000)
                                                                       ---------------       --------------
                  Valuation allowance for deferred tax assets          $            -        $           -
                                                                       ==============        =============

The valuation allowance for deferred tax assets was increased by $1,909,500 and $119,000 during 1999 and 1998, respectively.

NOTE 8-     BUSINESS SEGMENTS

In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The following table presents information by geographic area as of and for the periods ended December 31, 1999 and 1998:

                                             Revenues                            Long-Lived Assets
                                             --------                            -----------------
                                      1999               1998                1999                 1998
                                      ----               ----                ----                 ----
            United States         $ 1 645 672       $      84 560        $ 11 979 299         $  1 296 276
            Netherlands             2 441 544                   -                   -                    -
                                  -----------       -------------        ------------         ------------
                                  $ 4 087 216       $      84 560        $ 11 979 299         $  1 296 276
                                  ===========       =============        ============         ============

The following table presents information about the Company's segment revenues and expenses for the year ended December 31, 1999:

                                   E-commerce             Internet          Web Design              Total
                                   ----------             --------          ----------              -----
             Net sales            $   2 496 810         $ 1 208 031        $   382 375        $    4 087 216
             Cost of sales           (2 437 162)           (656 607)          (253 151)           (3 346 920)
                                  -------------         -----------        -----------        --------------
             Gross profit         $      59 648         $   551 424        $   129 224        $      740 296
                                  =============         ===========        ===========        ==============

                     A1 INTERNET.COM, INC. AND SUBSIDIARIES
                    (FORMERLY HALO HOLDINGS OF NEVADA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
NOTE 8-     BUSINESS SEGMENTS (CONTINUED)

For the period ending December 31, 1999 the Company's only other activity was in the leasing of their aircraft and skydiving. The results of operations of this segment have been presented as discontinued operations (see Note 9).

The Company's sole business for the period ending December 31, 1998 was skydiving, therefore all items presented in the accompanying financial statements for that period relate to that business. Results of operations for the year ended December 31, 1998 have been presented as discontinued operations (see Note 9).

The following customers each accounted for more than 10% of sales as of and for the year ended December 31, 1999 and 1998:

                                           % of Sales
                                           ----------
                                     Year Ended December 31,
             Customer                 1999            1998
             --------                 ----            ----
             A-Netherlands            60%              --

The Company did not have receivables from any one customer in excess of 10% of total receivables as of December 31, 1999 and 1998.

NOTE 9-     DISCONTINUED OPERATIONS

In December 1999, the Company adopted a plan to discontinue operations of Gravity Pilot Air, Inc. ("GP Air"). The Company plans to sell the airplanes and dissolve the subsidiary. Accordingly, the operating results of the GP Air operations have been segregated from continuing operations and reported as a separate line item on the statement of operations. As of December 31, 1999, the Company recorded a gain on the disposition of GP Air of $42,864.

The Company has restated its prior financial statements to present the operating results of GP Air as a discontinued operation. All operations for the year ended December 31, 1998 related to skydiving. This segment of the business was sold in March, 1999, as discussed in Note 2. Operating results of GP Air are as follows:

                                                 1999                   1998
                                                 ----                   ----
                Gross revenue                $  214 037          $     84 560
                Net loss                        (84 967)             (478 371)

The assets ($812,642) and liabilities ($558,724) of GP Air at December 31, 1999 have been reflected as a net current asset.

                     A1 INTERNET.COM, INC. AND SUBSIDIARIES
                    (FORMERLY HALO HOLDINGS OF NEVADA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================
NOTE 10-    RELATED PARTY TRANSACTIONS

In connection with the resignation of the former Chief Executive Officer of the Company, the former Chief Executive Officer was paid $53,000 in severance pay.

During 1999, the Company purchased computer equipment from its President in the amount of $713,020.

NOTE 11-    COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment from unrelated entities under operating leases. Future minimum lease payments under the non-cancelable leases as of December 31, 1999 are as follows:

                     Year                                     Amount
                     ----                                     ------
                     2000                                   $ 213 144
                     2001                                     116 177
                     2002                                       6 157
                                                            ---------
                                                            $ 335 478
                                                            =========

Total rental expense for the year ended December 31, 1999 was $194,457.

The Company has deposits in banks in excess of the FDIC insured amount of $100,000. The amounts in excess of $100,000 are subject to loss should the bank cease business.