Form 10KSB40/A
period 1999-12-31
A1 INTERNET COM INC
filed 2000-04-06
CIK 1091566

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A



  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1999


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