Form 10KSB40/A
period 1999-12-31
A1 INTERNET COM INC
filed 2000-05-01
CIK 1091566

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

                             A1 INTERNET.COM, INC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                                     PART I

  Item 1.   Description of Business...........................           3

  Item 2.   Description of Property...........................          18

  Item 3.   Legal Proceedings.................................          19

  Item 4.   Submission of Matters to a Vote of Security Holders         19

                                    PART II

  Item 5.   Market for Common Equity and Related Stockholder Matters    20

  Item 6.   Management's Discussion and Analysis or Plan of Operation   20

  Item 7.   Financial Statements..............................          25

  Item 8.   Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure.............          26

                                    PART III

  Item 9.   Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the
              Exchange Act....................................          27


  Item 10.  Executive Compensation............................          28

  Item 11.  Security Ownership of Certain Beneficial Owners and
              Management......................................          29

  Item 12.  Certain Relationships and Related Transactions....          30

  Item 13.  Exhibits and Reports on Form 8-K..................          31

  Signatures     .............................................          32


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

ITEM 10. EXECUTIVE COMPENSATION


       (a) GENERAL. No salary or regular compensation is paid to our directors. Pursuant to our By-laws, directors are eligible to be reimbursed for their actual out of pocket expenses incurred in attending Board of Directors meetings and other director functions, as well as fixed fees and other compensation to be determined by the Board of Directors. No such compensation or expense reimbursements have been requested by the directors or paid to date. No formal bonus, stock option plan, stock appreciation rights, stock incentive plan, or other compensation or perquisites have been implemented. Salary amounts paid to our executive officers are detailed in subsection (b) below.

       (b) SUMMARY COMPENSATION TABLE. The following table sets forth certain summary information concerning the compensation paid to the Chief Executive Officer and certain executive officers for the fiscal years ended December 31, 1998 and 1999.

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------------------
                                                                                Annual              Long-Term Compensation
                                                                             Compensation
---------------------------------------------------------------------------------------------------------------------------------
Name and Principal Position                                    Fiscal         Salary ($)        Securities            All Other
                                                                Year                            Underlying          Compensation
                                                                                                 Options                 ($)
                                                                                                 SARS (#)
---------------------------------------------------------------------------------------------------------------------------------
Bruce Bertman(1)                                                 1999           78,160               0                  6,500(2)
---------------------------------------------------------------------------------------------------------------------------------
President, Treasurer and Chairman of the Board                   1998             N/A               N/A                  N/A
---------------------------------------------------------------------------------------------------------------------------------
Donald Dea(3)                                                    1999              0                 0                    0
---------------------------------------------------------------------------------------------------------------------------------
Secretary and Director                                           1998             N/A               N/A                  N/A
---------------------------------------------------------------------------------------------------------------------------------
Larry Kerschenbaum(4)                                            1999              0                 0                    0
---------------------------------------------------------------------------------------------------------------------------------
Former Chief Executive Officer and Chairman of the Board         1998           75,000               0                    0
---------------------------------------------------------------------------------------------------------------------------------
Thomas H. Keese(5)                                               1999              0                 0                    0
---------------------------------------------------------------------------------------------------------------------------------
Former President                                                 1998           75,000               0                    0
---------------------------------------------------------------------------------------------------------------------------------
Leonard J. Tambasco(6)                                           1999              0                 0                 500,000
---------------------------------------------------------------------------------------------------------------------------------
Former President and Secretary                                   1998             N/A               N/A                  N/A
---------------------------------------------------------------------------------------------------------------------------------
Jeff Lieberman(7)                                                1999           47,642               0                    0
---------------------------------------------------------------------------------------------------------------------------------
Vice President of Sales                                          1998             N/A               N/A                  N/A
---------------------------------------------------------------------------------------------------------------------------------
Dustin Cobb(8)                                                   1999           49,025               0                    0
---------------------------------------------------------------------------------------------------------------------------------
Chief Information Officer                                        1998             N/A               N/A                  N/A
---------------------------------------------------------------------------------------------------------------------------------

--------

(1) Mr. Bertman became our executive officer in March 1999. As a result, the information presented for fiscal 1999 represents payments made from March 5, 1999 through December 31, 1999. Mr. Bertman is entitled to receive an annual salary of $96,000.

(2) Mr. Bertman receives an automobile allowance of $650 per month.

(3) Mr. Dea joined us in October 1999. Mr. Dea does not receive any salary or bonus.

(4) Mr. Kerschenbaum resigned on March 5, 1999.

(5) Mr. Keese resigned on March 5, 1999.

(6) Mr. Tambasco received 250,000 shares of common stock valued at $2.00 per share as executive compensation upon becoming our President.

(7) Mr. Lieberman joined us in May 1999. The information presented for fiscal 1999 represents payments made from May 1, 1999 through December 31, 1999. In 1999, Mr. Lieberman received an annual salary of $96,000.

(8) Mr. Cobb joined us in May 1999. The information presented for fiscal 1999 represents payments made from May 1, 1999 through December 31, 1999. In 1999, Mr. Cobb received an annual salary of $79,000.

       (c) OPTION/SAR GRANTS. We have not granted any options or stock appreciation rights during the last fiscal year.

       (d) AGGREGATE OPTION/SAR EXERCISES. No stock options or stock appreciation rights have been exercised in the last fiscal year.

       (e) LONG TERM INCENTIVE PLAN AWARDS. No long term incentive plans have been awarded.

       (f) COMPENSATION OF DIRECTORS. No salary or regular compensation is paid to our directors. Our directors are entitled to reimbursement of out of pocket expenses incurred in connection with their duties as directors. To date, no such expenses have been requested or paid.

       (g) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT. On March 5, 1999, we entered into identical Employment Agreements with Bruce Bertman and Leonard
J. Tambasco, Jr. (collectively, the "Employment Agreements"). These Employment Agreements were for a term of two years, commencing March 5, 1999. Unless we or the employees provide notice of intent to terminate, the term of the Employment Agreements is to automatically renew for additional one year periods. The Employment Agreements provide for Mr. Bertman and Mr. Tambasco to receive a base salary of $96,000 per year each, which amounts are to increase by 6% per year beginning on the first anniversary of the term. In addition to the base salary, the Employment Agreements call for the reimbursement of all ordinary business expenses, as well as the payment of 80% of the cost of Family Health Insurance. The Employment Agreements provide Mr. Bertman and Mr. Tambasco with a $650 per month automobile allowance, and two weeks vacation per year, with additional vacation to accrue at a rate of 1 week for each additional year of employment.

Mr. Tambasco, who lives in Florida, resigned as President when the Company moved its offices to Maryland, where its Internet business is based. He subsequently resigned as Secretary and is no longer an officer of the Company. Accordingly, we are no longer making payments to Mr. Tambasco under the agreement.

       (h) REPORT ON REPRICING OF OPTIONS/SARs. No options or stock appreciation rights have been granted.

       The Company intends to maintain insurance against all liability incurred by its officers and directors in defense of any actions to which they may be made parties by reason of their positions as officers and directors and is in the process of obtaining this insurance.

       Nevada law authorizes a Nevada corporation to indemnify its officers and directors against claims or liabilities arising out of such person's conduct as officers or directors if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the Company. The Articles of Incorporation provide for indemnification of the directors and officers of the Company. In addition, the Bylaws of the Company provide for indemnification of the directors, officers, employees, or agents of the Company. In general, these provisions provide for indemnification in instances when such persons acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth certain information regarding the ownership of A1 Internet's common stock and Series A preferred stock as of January 31, 2000, by each shareholder known by us to be the beneficial owner of more than 5% of A1 Internet's common stock or Series A preferred stock, each director and all executive officers and directors as a group. Unless otherwise indicated by footnote, each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned.

       TITLE OF CLASS        NAME AND ADDRESS             Number of Shares(1) Owned        % OF CLASS
       --------------        ----------------                                              ----------
         Common           Bruce Bertman                          3,368,000(2)                36.25
                          19200 Autumn Maple Lane
                          Gaithersburg, MD 20879

         Common           Larry Kerschenbaum                       600,000                    6.45
                          255 Wychmer Terr.
                          Wellington, FL 33414

         Common           Noved Holdings Inc.                      565,000                    6.08
                          932 Burke Street
                          Winston Salem, NC 27101

         Common           Martin Sumichrast                        100,000                    1.08
                          6000 Fairview Rd.
                          Suite 1410
                          Charlotte, NC 28210

         Common           Donald Dea                                40,000                    0.43
                          12 Saint Ebbas Drive
                          Penfield, NY 14526

         Preferred        Richard Greene                            70,000                    6.27
                          15 Melville Lane
                          Great Neck, NY 11023

         Preferred        James Kotsopoulos                        100,000                    8.96
                          5662 Jerez Ct.
                          Fort Myers, FL 23914

         Preferred        Steven Etra                              130,000(3)                11.65
                          Heather Hill Road
                          Brookville, NY 11545

         Preferred        Jay Raubvogel                            222,222                   19.92
                          5 Brook Lane
                          Brookville, NY 11545

         Common           All Executive officers and
                          directors as a group(4)                3,458,000                   35.50

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


       (a) The following transactions have been undertaken within the last two years with related parties.

Larry Kerschenbaum and Thomas Keese

       On March 30, 1999, our wholly-owned subsidiary, Skydive USA, was sold to Larry Kerschenbaum and Thomas Keese, two of our founding shareholders, officers and directors. In consideration for Skydive USA, Messrs. Kerschenbaum and Keese returned to us a total of 400,000 shares of our outstanding common stock.

       On March 31, 1999, our wholly-owned subsidiary, Gravity Pilot Air, Inc., agreed to lease its two airplanes to Skydive USA, a former subsidiary, for a term of twelve months. The lease provides that Gravity Pilot Air, Inc. is to receive base rent of $21,176 per month for the use of the airplanes, and an additional $35 for each hour of flight of the leased aircraft.

       In connection with the resignation of Larry Kerschenbaum, we paid him a total of $35,000 as severance pay. This amount was paid in seven monthly payments of $5,000 each.

       During the first six months of 1999, We challenged claims for reimbursement of alleged business expenses made by our former President Larry Kerschenbaum and our former CEO Thomas Keese. These claims had previously been carried on our books as liabilities totaling $177,331. Messrs. Kerschenbaum and Keese did not provide documentation or other evidence substantiating these claimed expenses and agreed to forgive the alleged indebtedness.

Bruce Bertman

       On February 1, 1999, we entered into an Exchange Agreement with Bruce Bertman, our present Chief Executive Officer, President, Treasurer and Chairman of the Board, pursuant to the which we purchased 100% of the outstanding common stock of Virtual Information Express from Mr. Bertman in exchange for 300,000 shares of our restricted common stock, valued at $2 per share. Our Board of Directors valued our common stock at $2 per share based upon its determination that the market would not support a higher valuation. Our common stock was quoted on the OTC Bulletin Board at approximately $5.50 per share from January to March, 1999. However, there was minimal trading volume during this period. In addition, in December 1998 we undertook a private offering of our common stock at $2 per share which was completed in April 1999. The Board determined that the price of $2 per share used in the offering was an accurate indicator of what investors were willing to pay for our common stock at the time.

       On March 24, 1999, we entered into an Exchange Agreement with the members of Computer Ease, pursuant to which we purchased 100% of the membership units of Computer Ease, in exchange for 4,000,000 shares of our restricted common stock and our agreement to provide Computer Ease with $500,000 in working capital. At the time of the transaction, Mr. Bertman was the majority owner of Computer Ease. Computer Ease has since merged with our wholly-owned subsidiary, Al Internet Services, Inc.(SM). Computer Ease's purchase price was determined by using a multiple of 1 times Computer Ease's gross revenues. In connection with this transaction, we valued our stock at $2 per share on the basis of an analysis similar to that used in the Virtual Information Express transaction.

       On April 20, 1999, we issued 120,000 shares of our common stock to Bruce Bertman in full payment for the $372,692 owed to Mr. Bertman by Computer Ease and Virtual Information Express.

       During 1997 and 1998, Computer Ease borrowed various amounts from Bruce Bertman and Mr. Bertman incurred $62,292 in reimbursable business expenses on behalf of that company. Some of these amounts were repaid. Upon our acquisition of Computer Ease, we became responsible for the balance owed to Mr. Bertman. As of September 30, 1999, the outstanding balance was $370,649.

       At the time of our acquisition of Computer Ease, it had accounts receivable from two companies owned by Bruce Bertman, CyberRealm, Inc. and Stockmaker.com, Inc. These accounts receivable represented amounts owed to Computer Ease for goods and services purchased by CyberRealm, Inc. and Stockmaker.com, Inc. at regular prices and services. Computer Ease, LLC also had accounts payable to Stockmaker.com, Inc. as commissions for referrals provided by Stockmaker.com, Inc.

       When we acquired Computer Ease, we assumed the rights and obligations of Computer Ease, LLC with regard to the accounts receivable and accounts payable.

       On September 30, 1999, we purchased from Bruce Bertman computer hardware and equipment valued at $558,020. In consideration for Mr. Bertman's contribution of this hardware and equipment, we paid the purchase price by offsetting accounts payable to Stockmaker.com, Inc. and Cyber Realm Inc., in the amounts of $304,875 and $248,623, respectively. We also offset accounts receivable from Stockmaker, Inc. in the amount of $29,650. The balance of $34,172 was paid to Mr. Bertman in cash.

       Before we acquired Computer Ease, it sold services to, and purchased computer products and equipment from, Eurobridge D.C., Inc., a company affiliated with Bruce Bertman. When we acquired Computer Ease, it had a net payable to Eurobridge totaling $67,393, which amount we subsequently paid in full.

Leonard J. Tambasco

       On March 9, 1999, we issued 250,000 shares of our common stock to Leonard
J. Tambasco, Jr. in exchange for his agreement to serve as our President.

Martin Sumichrast

       On July 1, 1999, we entered into a Placement Agreement with EBI Securities Corporation, a subsidiary of Eastbrokers International Incorporated, pursuant to which EBI Securities Corporation agreed to act as Placement Agent for up to $10 million of our preferred stock. Our director, Martin Sumichrast, serves as Chairman of the Board, Chief Executive Officer and President of Eastbrokers International Incorporated. We own approximately 9.6% of Moneyzone.com, Inc. (formerly EBOnlineinc.com), a company of which Mr. Bertman owns approximately 7% and Eastbrokers International Incorporated owns approximately 45%.

       On April 5, 1999, Martin Sumichrast purchased 100,000 shares of our restricted common stock at a price of $2 per share. Mr. Sumichrast executed a non-negotiable term note for the principal balance of $200,000, due on December 31, 2004. The note from Mr. Sumichrast is payable in either cash or our common stock. This transaction took place at or about the same time as our acquisition of Virtual Information Express and Computer Ease, and the purchase price of the stock purchased by Mr. Sumichrast was determined in a manner similar to the price determinations in those transactions.

       On February 2, 1999, we issued to EBI Securities Corporation a warrant to purchase 500,000 shares of our common stock with an exercise price of $.10 per share as payment for professional services performed in the first quarter of 1999.

       There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B. There are no transactions between A1 Internet and other companies for which our directors serve as directors or employees other than in the normal course of business. With the exception of Fusion Productions, we charge companies that share directors or officers with us at the same rate at which we charge other, unrelated companies. Our director, Donald Dea, is a co-founder of Fusion Productions. A part of the business of Fusion Productions involves the sale of Web design and other value added services to its customers. We provide those services to Fusion Productions at wholesale rates so that they may be resold at competitive prices. Fusion Productions was a client of Computer Ease for almost 6 years prior to the time we purchased Computer Ease in March, 1999. We continue to charge Fusion Productions the same or higher rate than the rates which we charged prior to Mr. Dea becoming one of our directors.

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

                                     A1 INTERNET.COM, INC.


  Date: April 28, 2000               By:  /s/ Bruce Bertman
                                         BRUCE BERTMAN, PRESIDENT


         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                         Title                       Date
  -------------------      ----------------------------------  ----------------
  /s/ Bruce Bertman        President, Treasurer and             April 28, 2000
      Bruce Bertman        Chairman of the Board of Directors

  /s/ Martin A. Sumichrast Director                             April 28, 2000
      Martin A. Sumichrast

  /s/ Donald Dea           Secretary and Director               April 28, 2000
      Donald Dea

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