Form 10QSB
period 2000-03-31
A1 INTERNET COM INC
filed 2000-05-15
CIK 1091566

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)


        CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                  YES [X] NO []


        AS OF MAY 13, 2000, THERE WERE ISSUED AND OUTSTANDING 9,382,000 SHARES OF COMMON STOCK OF THE REGISTRANT.

                              A1 INTERNET.COM, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000



                                TABLE OF CONTENTS

                                     PART I


ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.



                                     PART II

ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                     A1 INTERNET.COM, INC., AND SUBSIDIARIES
                    (FORMALLY HALO HOLDINGS OF NEVADA, INC.,)

                           CONSOLIDATED BALANCE SHEET

                                                                               31, MARCH 2000          31, DECEMBER 1999
                                                                                  UNAUDITED                 AUDITED
                                                                                               ASSETS
CURRENT ASSETS:
               Cash                                                           $      352,783.00        $      619,391.00
               Receivables:
                 Trade, net                                                   $      642,210.00        $      320,718.00
                 Notes Receivable, current portion                            $       33,333.00
                 Related Parties (see note 3)                                 $       91,136.00        $       97,750.00
                 Other                                                        $       57,826.00        $       57,826.00
               Prepaid Expenses                                               $      235,700.00        $      232,432.00
               Net Assets of discontinued operations (Note 8)                 $      103,581.00        $      253,918.00
               Other current assets                                           $       26,825.00        $       23,136.00
                                                                              -----------------        -----------------
                                                                              $    1,510,061.00        $    1,638,504.00
                                                                              -----------------        -----------------

PROPERTY AND EQUIPMENT, AT COST:
               Aircraft                                                                                             -
               Computers & Equipment                                          $    2,501,039.00        $    2,468,809.00
               Less: accumulated depreciation                                 $     (672,662.00)       $     (601,231.00)
                                                                              -----------------        -----------------
                                                                              $    1,828,377.00        $    1,867,578.00
                                                                              -----------------        -----------------

OTHER ASSETS:
               Investments                                                    $    1,852,567.00        $    1,899,330.00
               Goodwill, net of amortization(Note 2)                          $    7,776,004.00        $    8,262,490.00
               Contracts, net of amortization                                 $    1,143,999.00        $    1,248,000.00
               Note receivable                                                             -           $       46,987.00
               Other                                                          $      117,992.00        $      160,073.00
                                                                              -----------------        -----------------
                                                                              $   10,890,562.00        $   11,616,880.00
                                                                              -----------------        -----------------

TOTAL ASSETS                                                                  $   14,229,000.00        $   15,122,962.00
                                                                              -----------------        -----------------


                                                                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
               Accounts Payable and accrued expenses                          $      864,121.00        $      686,418.00
               Loans Payable: Shareholders (Note 4)                           $      286,146.00        $      361,674.00
               Notes Payable                                                               -                        -
               Other                                                          $       87,758.00        $       96,034.00
                                                                              -----------------        -----------------
                                                                              $    1,238,025.00        $    1,144,126.00
                                                                              -----------------        -----------------

SHAREHOLDERS' EQUITY (NOTE 5)
               Common Stock, $.001 par value,
                 20,000,000 shares authorized,
                 9,382,000 shares issued and outstanding                      $        9,382.00        $        9,422.00
               Preferred Stock, $.001 par value,
                 5,000,000 shares authorized
                 1,115,000 shares issued and outstanding                      $        1,115.00        $        1,115.00
               Additional paid-in capital                                     $   18,886,599.00        $   18,966,558.00
               Notes receivable-common stock                                  $     (860,000.00)       $     (940,000.00)
               Accumulated other comprehensive income                         $    1,746,735.00        $    1,793,497.00
               Retained earnings (deficit)                                    $   (6,792,856.00)       $   (5,851,756.00)
                                                                              -----------------        -----------------
                                                                              $   12,990,975.00        $   13,978,836.00
                                                                              -----------------        -----------------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                     $   14,229,000.00        $   15,122,962.00
                                                                              -----------------        -----------------

                     A1 INTERNET.COM, INC., AND SUBSIDIARIES
                    (FORMALLY HALO HOLDINGS OF NEVADA, INC.,)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                 31, MARCH 2000          31, DECEMBER 1999
                                                                                    UNAUDITED                  AUDITED
                                                                                               ASSETS
CURRENT ASSETS:
               Cash                                                             $      352,783.00        $      619,391.00
               Receivables:
                 Trade, net                                                     $      642,210.00        $      320,718.00
                 Notes Receivable, current portion                              $       33,333.00
                 Related Parties (see note 3)                                   $       91,136.00        $       97,750.00
                 Other                                                          $       57,826.00        $       57,826.00
               Prepaid Expenses                                                 $      235,700.00        $      232,432.00
               Net Assets of discontinued operations (Note 8)                   $      103,581.00        $      253,918.00
               Other current assets                                             $       26,825.00        $       23,136.00
                                                                                -----------------        -----------------
                                                                                $    1,510,061.00        $    1,638,504.00
                                                                                -----------------        -----------------

PROPERTY AND EQUIPMENT, AT COST:
               Aircraft                                                                                               -
               Computers & Equipment                                            $    2,501,039.00        $    2,468,809.00
               Less: accumulated depreciation                                   $     (672,662.00)       $     (601,231.00)
                                                                                -----------------        -----------------
                                                                                $    1,828,377.00        $    1,867,578.00
                                                                                -----------------        -----------------

OTHER ASSETS:
               Investments                                                      $    1,852,567.00        $    1,899,330.00
               Goodwill, net of amortization(Note 2)                            $    7,776,004.00        $    8,262,490.00
               Contracts, net of amortization                                   $    1,143,999.00        $    1,248,000.00
               Note receivable                                                               -           $       46,987.00
               Other                                                            $      117,992.00        $      160,073.00
                                                                                -----------------        -----------------
                                                                                $   10,890,562.00        $   11,616,880.00
                                                                                -----------------        -----------------

TOTAL ASSETS                                                                    $   14,229,000.00        $   15,122,962.00
                                                                                -----------------        -----------------


                                                                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
               Accounts Payable and accrued expenses                            $      864,121.00        $      686,418.00
               Loans Payable: Shareholders (Note 4)                             $      286,146.00        $      361,674.00
               Notes Payable                                                                 -                        -
               Other                                                            $       87,758.00        $       96,034.00
                                                                                -----------------        -----------------
                                                                                $    1,238,025.00        $    1,144,126.00
                                                                                -----------------        -----------------

SHAREHOLDERS' EQUITY (NOTE 5)
               Common Stock, $.001 par value,
                 20,000,000 shares authorized,
                 9,382,000 shares issued and outstanding                        $        9,382.00        $        9,422.00
               Preferred Stock, $.001 par value,
                 5,000,000 shares authorized
                 848,889 shares issued and outstanding                          $        1,115.00        $        1,115.00
               Additional paid-in capital                                       $   18,886,599.00        $   18,966,558.00
               Notes receivable-common stock                                    $     (860,000.00)       $     (940,000.00)
               Accumulated other comprehensive income                           $    1,746,735.00        $    1,793,497.00
               Retained earnings (deficit)                                      $   (6,792,856.00)       $   (5,851,756.00)
                                                                                -----------------        -----------------
                                                                                $   12,990,975.00        $   13,978,836.00
                                                                                -----------------        -----------------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                       $   14,229,000.00        $   15,122,962.00
                                                                                -----------------        -----------------

                     A1 INTERNET.COM, INC., AND SUBSIDIARIES
                    (FORMALLY HALO HOLDINGS OF NEVADA, INC.,)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                  (UNAUDITED)
                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                        2000                     1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                       $  (941,100.00)          $  (898,936.00)
  Adjustment to reconcile net loss to net cash used in
        operating activities:

              Depreciation and amortization                                      $   664,624.00           $    35,223.00
              Bad debt expense                                                   $     1,358.00           $         -
              Forgiveness of debt                                                $         -              $         -
              Issuance of common stock for services                              $         -              $   600,000.00
              Increase in trade receivables                                      $  (322,850.00)          $         -
              Increase in Inventory                                              $    (3,689.00)          $
              Decrease (increase) in other receivables and other assets          $   129,017.00           $  (131,500.00)
              Decrease (Increase) in  prepaid expenses                           $    (3,268.00)          $    (9,742.00)
              Increase in accounts payable and accrued expenses                  $   120,191.00           $    26,328.00
              Gain on disposal of subsidiary                                     $    (4,011.00)
                                                                                 --------------           --------------
              NET CASH USED IN OPERATING ACTIVITIES                              $  (359,728.00)          $  (378,627.00)
                                                                                 --------------           --------------


CASH FLOWS FROM INVESTING ACTIVITIES:


              Proceeds from note receivable                                      $         -              $         -
              Payments on note and other receivables                             $         -              $         -
              Acquisition of contracts                                           $         -              $         -
              Acquisition of Virtual Information Express, Inc.,
                  net of cash acquired                                           $         -              $         2.00
              Acquisition of Computer Ease LLC,
                 net of cash acquired                                            $         -              $   (24,221.00)
              Acquisition of NetWorld Ohio, Inc.,
                 net of cash acquired                                            $         -              $         -
              Purchases of property and equipment                                $   (32,230.00)          $         -
                                                                                 --------------           --------------
              NET CASH USED IN INVESTING ACTIVITIES                              $   678,136.00           $   (24,219.00)
                                                                                 --------------           --------------


CASHFLOWS FROM FINANCING ACTIVITIES:


              Proceeds from (payments on) related party loans, net               $         -              $         -
              Proceeds from (payments on) shareholder loans, net                 $   (26,292.00)          $   (11,930.00)
              Proceeds from notes payable                                        $         -              $         -
              Payments on notes payable                                          $  (558,724.00)          $   (35,874.00)
              Issuance of common stock,net                                       $   742,500.00
              Issuance of preferred stock, net                                   $         -              $         -
                                                                                 --------------           --------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                          $  (585,016.00)          $   694,696.00
                                                                                 --------------           --------------


NET INCREASE (DECREASE IN CASH)                                                  $  (266,608.00)          $   291,850.00

CASH, BEGINNING OF PERIOD                                                        $   619,391.00           $    10,205.00
                                                                                 --------------           --------------

CASH, END OF PERIOD                                                              $   352,783.00           $   302,055.00
                                                                                 --------------           --------------

                        NOTES TO CONSOLIDATED FINANCIALS


NOTE 1 -    ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING  POLICIES

ORGANIZATION AND BUSINESS

The consolidated financial statements include A1 Internet.com, Inc. (formerly Halo Holdings of Nevada, Inc.) and its wholly owned subsidiaries, A1 Internet Services, Inc. (formerly Computer Ease, LLC), Gravity Pilot Air, Inc., Networld Ohio, Inc., Virtual Information Express, Inc., and World Link Online.com, Inc., The results of operations of businesses acquired that have been accounted for under the purchase method of accounting are included in operations from the date of acquisition. All significant inter-company balances and transactions have been eliminated in consolidation. Gravity Pilot Air, Inc., is presented as a discontinued subsidiary in the accompanying financial statements.

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

The March 31, 2000 and 1999 amounts included herein are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, the financial position, results of operations, cash flows and changes in shareholders' equity have been made.

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

ACCOUNTS RECEIVABLE

The Company performs on-going credit evaluations of its customers. The Company has established an allowance for doubtful accounts at March 31, 2000 of $ 216,114.

PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of three to seven years. Depreciation of aircraft is computed using the straight-line method based on an estimated useful life of ten years.

INVESTMENTs

The Company has classified its equity securities as available-for-sale. Available-for-sale securities are carried at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity. These available-for-sale securities subject the Company's financial position to market risk. The Company may experience losses if the market values of these securities decline subsequent to March 31, 2000. At March 31, 2000, the Company had available-for-sale equity investments in public companies with a fair market value of $ 1,852,567 and a cost basis of $ 105,832, resulting in a net unrealized gain of $ 1,746,735.

CONTRACTS

Internet service contracts net of amortization in the amount of $1,143,999 shown on the accompanying balance sheet are being amortized over the life of the contracts, which is two years.

GOODWILL

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

REVENUE RECOGNITION

The Company recognizes revenue from connectivity, and web hosting over the period that the service is provided. Revenue from technical support is recognized when the work is completed. Electronic commerce revenue is recognized at the time of the sale. Web design revenue is recognized as such revenues accrue under the terms of the related contract. Revenue from installation and start-up charges are recognized over the expected benefit period.

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


NOTE 2-     BUSINESS COMBINATIONS

Computer Ease, LLC ("CE") was organized on May 17, 1993 as a limited liability company. CE's activities include the buying and selling of computer equipment, web design and providing Internet access. In March 1999, the Company issued 4,000,000 shares of its common stock at $2.00 per share in exchange for all of the outstanding units of membership of CE. This transaction was accounted for using the purchase method of accounting. At the time of the purchase, assets and liabilities of CE were $836,981 and $876,583, respectively. The excess of the purchase price (including acquisition costs of $717,979, see Note 6) over the fair value of the net assets acquired was recorded as goodwill of $8,757,581. In May 1999, CE was then merged with A1 Internet Services, Inc., a wholly owned subsidiary of A1 Internet.com, Inc. A1 Internet Services, Inc. is the surviving entity.

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

Networld Ohio, Inc. ("Networld") was incorporated on June 15, 1995 and is engaged in the business of providing Internet service. The Company acquired Networld in April 1999. The acquisition consisted of a cash payment of $105,000, 37,000 shares of common stock at $2.00 per share, and a short-term non-interest bearing promissory note of $180,000 maturing December 15, 1999. This transaction was accounted for using the purchase method of accounting. At the time of the purchase, assets and liabilities of Networld were $235,007 and $247,142, respectively. The excess of the cost of the acquisition over the fair value of the net assets acquired was recorded as goodwill of $371,135.

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


NOTE 3-     NOTES RECEIVABLE-SHAREHOLDERS

In March 2000, a former officer and shareholder signed a 6-month balloon note with no interest secured on company stock. This note is due in full on September 18, 2000.


NOTE 4-     LOANS PAYABLE-SHAREHOLDERS AND NOTE PAYABLE-SHAREHOLDER

The loans payable to shareholders shown on the accompanying balance sheet includes a $100,000 loan bearing interest at 15% and due on demand after November 1, 2000. The remaining amounts are advances that are non-interest bearing and have no due date.

NOTE 5-     SHAREHOLDERS' EQUITY

COMMON STOCK

On January 15, 1998, the Company authorized the issuance of its common shares pursuant to a private placement of 500,000 common shares at $1.00 per share. This resulted in the issuance of 500,000 shares with proceeds to the Company of $500,000.

In November 1998, 300,000 shares of the Company's preferred stock were converted to common stock on a 1 for 1 basis.

During 1999, the Company authorized common shares in connection with business acquisitions and disposals as described in Note 2.

On January 29, 1999 the Company authorized the issuance of its common shares pursuant to a private placement of 500,000 common shares at $2.00 per share. This resulted in the issuance of 500,000 shares with proceeds to the Company of $710,000 and notes receivable from shareholders of $240,000, net of offering costs. In March 2000, 40,000 of these shares were redeemed by the Company as payment in full of $ 80,000 of this debt.

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

In July 1999 the Company issued 100,000 shares of common stock at $2.00 per share to a director of the Company for a note receivable. In December 1999, the Company also issued 250,000 shares of common stock at $2.00 per share to a shareholder for a note receivable.

The Company acquired certain contracts from an unrelated entity to provide internet service for cash of $168,000 and 190,000 shares of common stock valued at $7.00 per share.

PREFERRED STOCK

In July 1999, the Company commenced a private placement of its Series A preferred stock at $4.50 per share. This resulted in the issuance of 970,331 shares with proceeds to the Company of $3,602,560, net of offering costs.

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

STOCK WARRANTS

Common stock warrants have been issued in connection with certain private offerings, business acquisitions and notes payable. At March 31, 2000, warrants to purchase common stock at various prices were outstanding, which expire as follows:


                                      Number Outstanding
                                      And Exercisable at
     Expiration Date                     March 31, 2000         Exercise Price
     -------------------------------------------------------------------------

     June 1, 2004                             500,000           $          .10
     June, 1 2004                              42,500                     5.50
     November, 2004                           386,650                     5.50
                                              -------
                                              929,150
                                              -------



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

In connection with the July, 1999 preferred stock offering, the 386,650 warrants shown above were issued to the placement agents. We are also obligated to issue warrants to the investors and the placement agents if gross sales of $13,000,000 are not achieved as of February 28, 2000 or August 31, 2000. For every $500,000 less of gross sales from $13,000,000, the investors will receive 50,000 warrants. These warrants will have an exercise price of $2.75 and a term of five years from the date issuance.


The fair value of all of the above described warrants was estimated using the Black-Scholes option pricing model, with the following assumptions: dividend yield of 0%; expected volatility of 48%; risk free rate of 4.5%; and expected life of five years.

NOTE 6-     INCOME TAXES

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


NOTE 7-     BUSINESS SEGMENTS

In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The following table presents information by geographic area as of and for the periods ended March 31, 2000 and, 1999:

                                               Revenues                          Long-Lived Assets
                                               --------                          -----------------
                                         2000           1999               2000                  1999
                                         ----           ----               ----                  ----
            United States            $ 3,856,562    $   17,102         $ 11,271,167         $  10,969,255
                                     -----------    ----------         ------------         -------------

            Total                    $ 3,856,562    $   17,102         $ 11,271,167         $  10,969,255
                                     ===========    ==========         ============         =============

The following table presents information about the Company's segment revenues and expenses for the three months ended March 31, 2000:

               E-Commerce                  Internet               Web Design            Total
               ----------                  --------               ----------            -----

Net Sales      $ 2,994,821               $    461,759            $    399,982        $ 3,856,562
Cost of Sales   (2,975,392)                  (252,689)               (101,488)        (3,329,569)
               -----------               ------------            ------------        -----------

Gross Profit   $    19,429               $    209,070            $    298,494        $   526,993
               -----------               ------------            ------------        -----------



For the period ending March 31, 1999, the Company's only activity outside of their normal operations was in the leasing of their aircraft and skydiving. The results of operations of this segment have been presented as discontinued operations (see Note 8).


The following customers each accounted for more than 10% of sales for the three months ended March 31, 2000 and 1999:

                                         % of Sales                                       % of Receivables
                                         ----------                                       ----------------
                        Three Months Ended March 31,                                Three Months Ended March 31,
                        ----------------------------                                ----------------------------
            Customer                 2000            1999                              2000           1999
            --------                 ----            ----                              ----           ----

            A-United States         76.5              --                                --             --


NOTE 8-     DISCONTINUED OPERATIONS

In December 1999, the Company adopted a plan to discontinue operations of Gravity Pilot Air, Inc., ("GP Air"). The Company plans to sell the airplanes and dissolve the subsidiary. Accordingly, the operating results of the GP Air operations have been segregated from continuing operations and reported as a separate line item on the statement of operations. As of March 31, 2000 the Company recorded an additional gain of $ 4,011 to adjust the gains previously recorded on its December 31, 1999 statements.

Operating results of GP Air for the three months ending March 31, 2000 and 1999 are as follows:

                                                               2000                     1999
                                                               -----------------------------


            Gross Revenue                                   $      0                 $  17,102
            Net Loss                                         (32,672)                  (63,422)

The assets net of liabilities of GP Air on March 31, 2000 have been reflected as a net current asset of $ 103,581


NOTE 9-     RELATED PARTY TRANSACTIONS

The former President of the Company returned 40,000 shares of Common stock to the Company to satisfy an $ 80,000 note owed to the Company for the aforementioned stock.


NOTE 10-    COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment from a non-related party under operating leases. Future minimum lease payments under the non-cancelable lease as of March 31, 2000 are as follows:

                                    Year                          Amount
                                    ----                          ------

                                    2001.                       $   188,902
                                    2002                             93,290
                                                                -----------

                                                                $   282,192
                                                                -----------

Total rental expense for the periods ended March 31, 2000 and 1999 was $83,713 and $604, respectively.

The Company has deposits in banks in excess of the FDIC insured amount of $100,000. The amounts in excess of $100,000 are subject to loss should the bank cease business.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion is based on our unaudited Consolidated Financial Statements for the three months ended March 31, 2000 and 1999. The reader should bear in mind that during the periods covered by these financial statements we were engaged in different businesses. Our business now focuses on providing Internet access and related products. We entered this business by acquiring Virtual Information Express, Computer Ease, and NetWorld Ohio in the first and second quarters of 1999. Before making those acquisitions, we were engaged in the skydiving business. We sold the skydiving business as of the end of the first quarter of 1999. During 1999 we received rental income from leasing our airplanes to the purchasers. This activity was terminated in December 1999 and the results from this operation are presented as discontinued operations in the accompanying Financials Statements.

        Our principal business focus is to build sales of Internet connectivity and value added Internet services. Although the majority of our revenues in the three months ended March 31, 2000 were generated by the e-commerce sale of computer hardware and accessories, we anticipate that as the number of end-users of our services increases, a larger percentage of our revenues will be derived from recurring charges for connectivity, e-commerce and other value added services and Web site design and technical services. Revenues from sales of computer hardware and accessories are included in the category of electronic commerce or e-commerce in various tables which follow. We presently serve customers in all 50 states through more than 1300 Points of Presence (POPs). We offer distance based education solutions in the United Kingdom and United States and plan to expand to other localities and languages. We have not yet had sufficient experience in our current Internet related business to define trends or to determine whether our expectations are accurate.

        During the next eighteen months we intend to focus on increasing the number of end-users of our services by intensifying our sales efforts to Internet Service Providers, businesses, associations and other wholesale customers who resell our products and services. This enables our wholesale customers to offer to end-users internet access and high levels of customer service which are sold under the wholesale customers' brand name. During the first quarter of 2000 we increased the number of Internet Service Providers using our backbone to 28 and we are presently negotiating contracts with 17 others. We are adding 3 to 5 test accounts per week. Test accounts are new customer projects that, subject to testing for bugs, will become fully operational in the near future. We will also continue to review acquisition opportunities, particularly acquisitions of ISPs located in smaller metropolitan markets and rural communities. We believe that our current organization and infrastructure enable us to rapidly assimilate such acquisitions and realize savings on personnel and equipment in smaller markets that have traditionally been under-served by national and local on-line service providers.

        Currently the majority of our e-commerce revenues are derived from sales of computer hardware and accessories over the Internet, and the revenues from such sales are included in the category of electronic commerce or e-commerce in various tables which follow. We are attempting to increase the portion of our e-commerce revenues that we derive from the sale of e-commerce solutions to others. We are attempting to do so by creating a series of online e-commerce infrastructure turnkey solutions that allow organizations to enter the e-economy with a minimum of effort. These solutions offer the site owner complete control over layout and functionality of their e-commerce offering, and gives them the ability to create their own branded affiliate program. To achieve this, we have expanded our staff of network engineers and programmers, customer care and technical support specialists.

        The following table sets forth certain information about the source of our revenues:


                          PERCENTAGE OF TOTAL REVENUES

     -------------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                                  ------------------
                                                                       March 31,
                                                                       ---------
     SOURCE OF REVENUES                                       2000                  1999
     -------------------------------------------------------------------------------------------
     Connectivity & Hosting                                         12                     -
     Non Recurring Revenue                                           -                     -
     Design Fees                                                    10                     -
     E-Commerce                                                     78                     -
     Sky Diving                                                      -                   100
                                                         -------------           -----------
                TOTAL                                              100%                  100%
     -------------------------------------------------------------------------------------------


The following table sets forth certain information about our cost of sales:

                        PERCENTAGE OF TOTAL COST OF SALES

     ------------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                     ------------------
                                                                         March 31,
                                                                         ---------
     COST OF SALES                                           2000                   1999
     ------------------------------------------------------------------------------------------------


     CONNECTIVITY                                                  7                      -
     COMPUTER EQUIPMENT                                           89                      -
     LABOR                                                         3                      -
     OTHER COST                                                    1                      -
     SKY DIVE COSTS                                                -                    100
     PURCHASE DISCOUNTS                                            -                      -
                                                           ---------            -----------
             TOTAL                                               100%                   100%
     ------------------------------------------------------------------------------------------------




Results of Operations - Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

REVENUES
        Total revenues increased from $ 17,102 to $3,856,562 in the three months ending March 31, 2000. In the three months ended March 31, 1999 all of our revenues were derived from the skydiving business. In the three months ended March 31, 2000, all of our revenues were derived from Internet connectivity, hosting, design and e-commerce (including the sale of computer hardware and accessories through electronic commerce).

The principal components of our Internet related revenues were:

                                                            Three Months Ended March 31, 2000
                                                            ---------------------------------


            Connectivity                                          $    452,584   12%
            Design Fees                                           $    399,982   10%
            Electronic Commerce                                   $  2,994,821   78%
            Non Recurring Internet                                $      9,175    0%

COST OF SALES

Cost of sales increased from $ 8,804 in the three months ended March 31, 1999 to $3,329,614 in the three months ended March 31, 2000. In the three months ended March 31, 1999, our cost of sales related wholly to the skydiving business and consisted of pilot fees. In the three months ended March 31, 2000 our cost of sales consisted primarily of Internet related costs as follows:

                                                                     Three months ended March 31, 2000
                                                                     ---------------------------------

            Connectivity                                                 $     244,104          7%
            Design Fees                                                  $     101,488          3%
            Electronic Commerce                                          $   2,975,392         89%
            Technical Services                                           $       8,585          1%

OPERATING EXPENSES
        The following table sets forth certain information regarding our operating expenses:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                  FOR CONTINUING OPERATIONS
                                   --------------------------------------------------------
                                       2000                           1999
OPERATING EXPENSES
  Salaries and related expenses            355,860        24.8%        19,346         8.2%
  Travel and entertainment                  35,678         2.5%         4,753         2.0%
  Bad debt expense                           1,358         0.0%             0         0.0%
  Legal and professional                    70,539         4.9%        31,628        13.4%
  Occupancy costs                           82,277         5.7%           604         0.3%
  General and administrative               112,003         7.8%        23,134         9.8%
  Consulting                               118,748         8.3%       145,828        62.0%
  Depreciation and amortization            661,918        46.0%        10,017         4.3%
                                   ---------------- ------------ ------------- ------------
TOTAL OPERATING EXPENSES                 1,438,381       100.0%       235,310       100.0%
                                   ---------------- ------------ ------------- ------------

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                               FOR DISCONTINUED OPERATIONS
                                   -----------------------------------------------------
                                        2000                       1999
OPERATING EXPENSES
  Salaries and related expenses               0           0%             0           0%
  Travel and entertainment                    0           0%             0           0%
  Bad debt expense                            0           0%             0           0%
  Legal and professional                  5,918        13.5%             0           0%
  Occupancy costs                         1,436         5.2%             0           0%
  General and administrative              5,699         7.1%             0           0%
  Consulting                                  0           0%             0           0%
  Depreciation and amortization           2,706        24.9%        25,206         100%
                                   ------------- ------------ ------------- ------------
TOTAL OPERATING EXPENSES                 15,759       100.0%        25,206       100.0%
                                   ------------- ------------ ------------- ------------

OTHER EXPENSES
        In the three months ended March 31, 1999 our former Board of Directors authorized, and we issued, 50,000 shares of our common stock valued at $100,000 as advance payments for consulting services to be provided by certain individuals who had experience in the sky-diving business. The issuance of these 50,000 shares was authorized by our former Board of Directors at a time that we were about to dispose of our skydiving business and become a provider of Internet-related services. The Board also issued 250,000 shares to our former President and director as executive compensation upon his becoming President. We have been unable to determine the value of the services, if any, received in exchange for the 50,000 shares. We have determined to seek recovery of these shares issued as advance payments for consulting services.

LIQUIDITY AND CAPITAL RESERVES
        Since our inception we have financed our operations primarily from the private sales of equity securities. Total net proceeds from the sale of equity securities in the period between our formation and March 31, 2000 amounted to approximately $4,845,000

CASH FLOW
        Operating activities used cash of $ 359,728 and $ 378,627 in the three months ended March 31, 2000 and 1999. Discontinued activities used cash of $ 25,958 in the three months ended March 31, 2000.

        Investing activities provided and (used) cash of $678,136 and ($ 24,219) in the three months ended March 31, 2000 and 1999. Discontinued activities provided cash of $ 710,366 in the three months ended March 31, 2000, resulting from proceeds from the sale of one of the Company's two airplanes.

        Net Cash (used) and provided by financing activities was ($ 585,016) and $ 694,696 in the three month ended March 31, 2000 and 1999. Discontinued activities used cash of $ 558,724 in the three months ended March 31, 2000 to pay off the outstanding notes payable on the aircraft.

WORKING CAPITAL
        Our working capital, defined as the excess of our current assets over our current liabilities, was $ 272,034 at March 31, 2000 compared to $ 494,379 at December 31, 1999.

        As of March 31, 2000 we had no borrowing facility established with a financial institution. We anticipate that our working capital together with the proceeds from the sale of our investments will fund our operating cash flow shortfall through December 31, 2000. We do not anticipate any need for significant investment in our infrastructure for the next nine months. We anticipate that during the third and fourth quarters of 2000 we will be in a positive cash flow position for our operating needs and by the first quarter of 2001 we will have sufficient operating cash flow to fund our investment cash flow requirements.

                                     PART II



ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        Not Applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        On May 4, 2000, the Company announced that it had entered into a letter of intent to purchase all of the outstanding stock of Commonwealth Telecommunications of North America, Inc., (CTNA). The proposed transaction contemplates the Company's issuance of 1.2 million shares of common stock for all of the outstanding shares of CTNA. CTNA provides long distance pre and post paid telephone services on a global scale to groups, unions and associations. Closing of the transaction is subject to the approval of both Boards of Directors, completion of due diligence, and execution of definitive documentation.


ITEM 6. EXHIBITS & REPORTS ON FORM 8-K


        (a)     Exhibits

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

        (b)     Reports on Form 8-K

        None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                   A1 Internet.com, Inc.

Dated      May 15, 2000                            by: /s/ Bruce Bertman
                                                   ------------------------
                                                   Bruce Bertman
                                                   President, Treasurer and
                                                   Chairman of the Board of
                                                   Directors