Form 10QSB/A
period 2000-03-31
A1 INTERNET COM INC
filed 2000-05-25
CIK 1091566

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10-QSB/A


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

                              A1 INTERNET.COM, INC.
                       QUARTERLY REPORT ON FORM 10-QSB/A
                      FOR THE QUARTER ENDED MARCH 31, 2000




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

                  A1 INTERNET.COM, INC., AND SUBSIDIARIES
                    (FORMALLY HALO HOLDINGS OF NEVADA, INC.,)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)

                                                                                           THREE MONTHS ENDING
                                                                                                MARCH 31,
                                                                                       2000                    1999

NET SALES                                                                       $    3,856,562.00        $             -

COST OF SALES                                                                   $   (3,329,614.00)       $             -
                                                                                -----------------        -----------------
GROSS PROFIT                                                                    $      526,948.00                      -
                                                                                -----------------        -----------------
OPERATING EXPENSES:
 Salaries and related expenses                                                  $      355,860.00        $       19,346.00
 Travel & Entertainment                                                         $       35,678.00        $        4,753.00
 Bad Debt Expense                                                               $        1,358.00        $             -
 Legal & Professional                                                           $       70,539.00        $       31,628.00
 Occupancy Costs                                                                $       82,277.00        $          604.00
 General and administrative                                                     $      112,003.00        $       23,134.00
 Consulting                                                                     $      118,748.00        $      145,828.00
 Depreciation and amortization                                                  $      661,918.00        $       10,017.00
                                                                                -----------------        -----------------
          TOTAL OPERATING EXPENSE                                               $    1,438,381.00        $      235,310.00
                                                                                -----------------        -----------------

OTHER INCOME (EXPENSE):                                                                                                -
 Consulting fees                                                                $             -          $     (600,000.00)
 Other Income                                                                   $        2,799.00        $             -
 Interest expense                                                               $       (3,805.00)       $         (204.00)
                                                                                -----------------        -----------------
          TOTAL OTHER EXPENSE                                                   $       (1,006.00)       $     (600,204.00)
                                                                                -----------------        -----------------

NET LOSS FROM CONTINUING OPERATIONS                                             $     (912,439.00)       $     (835,514.00)

DISCOUNTED OPERATIONS (NOTE 8)
Loss from operations of discontinued subsidiary                                 $      (32,672.00)       $      (63,422.00)
Gain on Disposal or Subsidiary                                                  $        4,011.00        $             -
                                                                                -----------------        -----------------
          TOTAL LOSS FROM DISCONTINUED OPERATIONS                               $      (28,661.00)
                                                                                -----------------

NET LOSS                                                                        $     (941,100.00)       $     (898,936.00)
                                                                                -----------------        -----------------

BASIC AND UNDILUTED NET LOSS PER COMMON SHARE BEFORE
 DISCOUNTED OPERATIONS                                                          $           (0.10)       $           (0.15)
                                                                                -----------------        -----------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE                                     $           (0.10)       $           (0.15)
                                                                                -----------------        -----------------

WEIGHTED AVERAGE SHARES OUTSTANDING                                                  9,402,000.00             5,636,750.00
                                                                                -----------------        -----------------

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