Form 10QSB/A
period 2000-03-31
A1 INTERNET COM INC
filed 2000-06-08
CIK 1091566

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                     A1 INTERNET.COM, INC., AND SUBSIDIARIES
                    (FORMALLY HALO HOLDINGS OF NEVADA, INC.,)

                           CONSOLIDATED BALANCE SHEET

                                                                               31, MARCH 2000          31, DECEMBER 1999
                                                                                  UNAUDITED                 AUDITED
                                                                                               ASSETS
CURRENT ASSETS:
               Cash                                                           $      352,783.00        $      619,391.00
               Receivables:
                 Trade, net                                                   $      642,210.00        $      320,718.00
                 Notes Receivable, current portion                                                     $       33,333.00
                 Related Parties (see note 3)                                 $       91,136.00        $       97,750.00
                 Other                                                        $       57,826.00        $       57,826.00
               Prepaid Expenses                                               $      235,700.00        $      232,432.00
               Net Assets of discontinued operations (Note 8)                 $      103,581.00        $      253,918.00
               Other current assets                                           $       26,825.00        $       23,136.00
                                                                              -----------------        -----------------
                                                                              $    1,510,061.00        $    1,638,504.00
                                                                              -----------------        -----------------

PROPERTY AND EQUIPMENT, AT COST:
               Aircraft                                                                    -                        -
               Computers & Equipment                                          $    2,501,039.00        $    2,468,809.00
               Less: accumulated depreciation                                 $     (672,662.00)       $     (601,231.00)
                                                                              -----------------        -----------------
                                                                              $    1,828,377.00        $    1,867,578.00
                                                                              -----------------        -----------------

OTHER ASSETS:
               Investments                                                    $    1,852,567.00        $    1,899,330.00
               Goodwill, net of amortization(Note 2)                          $    7,776,004.00        $    8,262,490.00
               Contracts, net of amortization                                 $    1,143,999.00        $    1,248,000.00
               Note receivable                                                             -           $       46,987.00
               Other                                                          $      117,992.00        $      160,073.00
                                                                              -----------------        -----------------
                                                                              $   10,890,562.00        $   11,616,880.00
                                                                              -----------------        -----------------

TOTAL ASSETS                                                                  $   14,229,000.00        $   15,122,962.00
                                                                              -----------------        -----------------


                                                                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
               Accounts Payable and accrued expenses                          $      864,121.00        $      686,418.00
               Loans Payable: Shareholders (Note 4)                           $      286,146.00        $      361,674.00
               Notes Payable                                                               -                        -
               Other                                                          $       87,758.00        $       96,034.00
                                                                              -----------------        -----------------
                                                                              $    1,238,025.00        $    1,144,126.00
                                                                              -----------------        -----------------

SHAREHOLDERS' EQUITY (NOTE 5)
               Common Stock, $.001 par value,
                 20,000,000 shares authorized,
                 9,382,000 shares issued and outstanding                      $        9,382.00        $        9,422.00
               Preferred Stock, $.001 par value,
                 5,000,000 shares authorized
                 1,115,000 shares issued and outstanding                      $        1,115.00        $        1,115.00
               Additional paid-in capital                                     $   18,886,599.00        $   18,966,558.00
               Notes receivable-common stock                                  $     (860,000.00)       $     (940,000.00)
               Accumulated other comprehensive income                         $    1,746,735.00        $    1,793,497.00
               Retained earnings (deficit)                                    $   (6,792,856.00)       $   (5,851,756.00)
                                                                              -----------------        -----------------
                                                                              $   12,990,975.00        $   13,978,836.00
                                                                              -----------------        -----------------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                     $   14,229,000.00        $   15,122,962.00
                                                                              -----------------        -----------------

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

                     A1 INTERNET.COM, INC., AND SUBSIDIARIES
                    (FORMALLY HALO HOLDINGS OF NEVADA, INC.,)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                  (UNAUDITED)
                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                        2000                     1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                       $  (941,100.00)          $  (898,936.00)
  Adjustment to reconcile net loss to net cash used in
        operating activities:

              Depreciation and amortization                                      $   664,624.00           $    35,223.00
              Bad debt expense                                                   $     1,358.00                     -
              Forgiveness of debt                                                          -                        -
              Issuance of common stock for services                                        -              $   600,000.00
              Increase in trade receivables                                      $  (322,850.00)                    -
              Increase in Inventory                                              $    (3,689.00)                    -
              Decrease (increase) in other receivables and other assets          $   129,017.00           $  (131,500.00)
              Decrease (Increase) in  prepaid expenses                           $    (3,268.00)          $    (9,742.00)
              Increase in accounts payable and accrued expenses                  $   120,191.00           $    26,328.00
              Gain on disposal of subsidiary                                     $    (4,011.00)                    -
                                                                                 --------------           --------------
              NET CASH USED IN OPERATING ACTIVITIES                              $  (359,728.00)          $  (378,627.00)
                                                                                 --------------           --------------


CASH FLOWS FROM INVESTING ACTIVITIES:


              Proceeds from note receivable                                                -                        -
              Payments on note and other receivables                                       -                        -
              Acquisition of contracts                                                     -                        -
              Acquisition of Virtual Information Express, Inc.,
                  net of cash acquired                                                     -              $         2.00
              Acquisition of Computer Ease LLC,
                 net of cash acquired                                                      -              $   (24,221.00)
              Acquisition of NetWorld Ohio, Inc.,
                 net of cash acquired                                                      -                        -
              Purchases of property and equipment                                $   (32,230.00)                    -
              Proceeds from sale of capital assets                               $   710,366.00                     -
                                                                                 --------------           --------------
              NET CASH USED IN INVESTING ACTIVITIES                              $   678,136.00           $   (24,219.00)
                                                                                 --------------           --------------


CASHFLOWS FROM FINANCING ACTIVITIES:


              Proceeds from (payments on) related party loans, net                         -                        -
              Proceeds from (payments on) shareholder loans, net                 $   (26,292.00)          $   (11,930.00)
              Proceeds from notes payable                                                  -                        -
              Payments on notes payable                                          $  (558,724.00)          $   (35,874.00)
              Issuance of common stock,net                                                                $   742,500.00
              Issuance of preferred stock, net                                             -                        -
                                                                                 --------------           --------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                          $  (585,016.00)          $   694,696.00
                                                                                 --------------           --------------


NET INCREASE (DECREASE IN CASH)                                                  $  (266,608.00)          $   291,850.00

CASH, BEGINNING OF PERIOD                                                        $   619,391.00           $    10,205.00
                                                                                 --------------           --------------

CASH, END OF PERIOD                                                              $   352,783.00           $   302,055.00
                                                                                 --------------           --------------

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