Form 10QSB
period 2000-06-30
A1 INTERNET COM INC
filed 2000-08-21
CIK 1091566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         FOR THE TRANSITION PERIOD FROM ________ TO __________.

         COMMISSION FILE NUMBER _____________


                              A1 INTERNET.COM, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           NEVADA                                             03-7392107
   ----------------------                               ---------------------
  (STATE OF INCORPORATION)                                 (I.R.S. EMPLOYER
                                                        IDENTIFICATION NUMBER)

                15825 SHADY GROVE ROAD, ROCKVILLE, MARYLAND 20850
           ----------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (301) 947-0100
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                   Securities registration pursuant to Section
                               12(g) of the Act:
                Common Stock, $0.001 Par Value OTC Bulletin Board
--------------------------------------------------------------------------------
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


State the number of shares outstanding of each of the issuer's Common Stock, $.0.001, as of the latest practicable date: 10,582,000 as of June 30, 2000

                              A1 INTERNET.COM, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED June 30, 2000



                                TABLE OF CONTENTS

                                     PART I
                                                                        Page
                                                                        ----

Item 1. Financial Statements and Supplementary Information ..........     4
Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations ........................    16

                                     PART II

Item 1. Legal Proceedings ...........................................    23
Item 2. Changes in Securities and Use of Proceeds ...................    23
Item 3. Defaults upon Senior Securities .............................    23
Item 4. Submission of Matter to a Vote of Security Holders ..........    23
Item 5. Other information ...........................................    23
Item 6. Exhibits and Reports on Form 8-K ............................    23

                                     PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                                           A1 Internet.com, Inc., and Subsidiaries
                                         (formerly Halo Holdings of Nevada, Inc.,)
                                                   Consolidated Balance Sheet

                                                                            30, June 2000           31, December 1999
                                                                              Unaudited                   Audited
                                                                                           ASSETS
CURRENT ASSETS:
             Cash                                                        $      428,478.00          $      619,391.00
             Receivables:
               Trade, net                                                $    1,220,962.00          $      320,718.00
               Notes Receivable, current portion                         $         --               $       33,333.00
               Related Parties (see note 3)                              $       84,969.00          $       97,750.00
               Other                                                     $       83,615.00          $       57,826.00
             Prepaid Expenses                                            $      250,700.00          $      232,432.00
             Net Assets of discontinued
              operations (Note 8)                                        $      100,876.00          $      253,918.00
             Other current assets                                        $       29,350.00          $       23,136.00
                                                                         -----------------          --------------
                                                                         $    2,198,950.00          $    1,638,504.00
                                                                         -----------------          --------------
PROPERTY AND EQUIPMENT, AT COST:
             Aircraft                                                                               $         --
             Computers & Equipment                                       $    2,629,745.00          $    2,468,809.00
             Less: accumulated depreciation                              $     (769,629.00)         $     (601,231.00)
                                                                         -----------------          -----------------
                                                                         $    1,860,116.00          $    1,867,578.00
                                                                         -----------------          -----------------
OTHER ASSETS:
             Investments                                                 $    1,822,260.00          $    1,899,330.00
             Goodwill, net of amortization(Note 2)                       $    9,944,007.00          $    8,262,490.00
             Contracts, net of amortization                              $    1,039,998.00          $    1,248,000.00
             Note receivable                                             $         --               $       46,987.00
             Other                                                       $      121,242.00          $      160,073.00
                                                                         -----------------          -----------------
                                                                         $   12,927,507.00          $   11,616,880.00
                                                                         -----------------          -----------------

Total Assets                                                             $   16,986,573.00          $   15,122,962.00
                                                                         -----------------          -----------------

                                                                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
             Accounts Payable and accrued expenses                       $    1,663,655.00          $      686,418.00
             Loans Payable: Shareholders (Note 4)                        $      274,090.00          $      361,674.00
             Notes Payable                                               $         --               $         --
             Other                                                       $       20,485.00          $       96,034.00
                                                                         -----------------          -----------------
                                                                         $    1,958,230.00          $    1,144,126.00
                                                                         -----------------          -----------------
SHAREHOLDERS' EQUITY (Note 5)
             Common Stock, $.001 par value,
               20,000,000 shares authorized,
             10,582,000 shares issued and outstanding                    $       10,582.00          $        9,422.00
             Preferred Stock, $.001 par value,
               5,000,000 shares authorized
               1,115,556 shares issued and outstanding                   $        1,115.00          $        1,115.00
             Additional paid-in capital                                  $   21,585,399.00          $   18,966,558.00
             Notes receivable-common stock                               $     (360,000.00)         $     (940,000.00)
             Accumulated other comprehensive income                      $    1,716,428.00          $    1,793,497.00
             Retained earnings (deficit)                                 $   (7,925,181.00)         $   (5,851,756.00)
                                                                         -----------------          -----------------
                                                                         $   15,028,343.00          $   13,978,836.00
                                                                         -----------------          -----------------

Total Liabilities and shareholders equity                                $   16,986,573.00          $   15,122,962.00
                                                                         -----------------          -----------------




                                          A1 Internet.com, Inc., and Subsidiaries
                                         (formerly Halo Holdings of Nevada, Inc.,)
                                           Consolidated Statement of Operations
                                                      (Unaudited)

                                                               Three Months Ending                Six Months Ending
                                                                     June 30,                           June 30,
                                                              2000             1999               2000            1999

NET SALES                                              $   1,644,766.00  $     680,381.00  $   5,501,328.00  $     680,381.00

COST OF SALES                                          $  (1,266,692.00) $    (241,255.00) $  (4,596,306.00) $    (241,255.00)
                                                       ----------------   ---------------- ----------------  ----------------

GROSS PROFIT                                           $     378,074.00  $     439,126.00  $     905,022.00  $     439,126.00
                                                       ----------------  ----------------  ----------------  ----------------

OPERATING EXPENSES:
  Salaries and related expenses                        $     394,842.00  $     406,970.00  $     750,702.00  $     426,316.00
  Travel & Entertainment                               $      13,158.00  $      60,629.00  $      48,836.00  $      65,382.00
  Bad Debt Expense                                     $      11,325.00  $      40,318.00  $      12,683.00  $      40,318.00
  Legal & Professional                                 $      67,261.00  $      33,520.00  $     137,800.00  $      65,148.00
  Occupancy Costs                                      $     144,014.00  $      61,419.00  $     226,291.00  $      62,023.00
  General and administrative                           $      88,591.00  $     226,091.00  $     200,594.00  $     249,225.00
  Consulting                                           $      25,723.00  $      40,827.00  $     144,471.00  $     186,655.00
  Depreciation and amortization                        $     726,484.00  $     252,098.00  $   1,388,402.00  $     262,115.00
                                                       ----------------  ----------------  ----------------  ----------------
              TOTAL OPERATING EXPENSES                 $   1,471,398.00  $   1,121,872.00  $   2,909,779.00  $   1,357,182.00
                                                       ----------------  ----------------  ----------------  ----------------

OTHER INCOME (EXPENSE):
  Consulting fees                                      $     (50,000.00) $     149,000.00  $     (50,000.00) $    (451,000.00)
  Other Income                                         $      13,397.00  $        --       $      16,196.00  $        --
  Interest expense                                     $      (4,994.00) $        --       $      (8,799.00) $        (204.00)
                                                       ----------------  ----------------  ----------------  ----------------
              TOTAL OTHER EXPENSE                      $     (41,597.00) $     149,000.00  $     (42,603.00) $    (451,204.00)
                                                       ----------------  ----------------- ----------------  -----------------

NET LOSS FROM CONTINUING OPERATIONS                    $  (1,134,921.00) $    (533,746.00) $  (2,047,360.00) $  (1,369,260.00)

DISCONTINUED OPERATIONS (Note 8)
Loss from operations of discontinued susidiary         $       2,596.00  $      48,041.00  $     (30,076.00) $     (15,381.00)
Gain on Disposal of Subsidiary                         $        --       $        --       $       4,011.00  $        --
                                                       ----------------  ----------------  ----------------  ----------------
              TOTAL LOSS FROM DISCONTINUED
                OPERATIONS                             $       2,596.00  $      48,041.00  $     (26,065.00) $     (15,381.00)
                                                       ----------------  ----------------  ----------------  ----------------

EXTRAORDINARY ITEM - FORGIVENESS OF DEBT                                 $      90,000.00                    $      90,000.00
                                                                         ----------------                    ----------------

NET LOSS                                               $  (1,132,325.00) $    (395,705.00) $  (2,073,425.00) $  (1,294,641.00)
                                                       ----------------  ----------------  ----------------  ----------------

BASIC AND DILUTED NET LOSS PER
   COMMON SHARE BEFORE
  DISCONTINUED OPERATIONS                              $          (0.12) $          (0.06) $          (0.22) $          (0.18)
                                                       ----------------  ----------------  ----------------  ----------------

BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                                         $          (0.12) $          (0.04) $          (0.22) $          (0.17)
                                                       ----------------  ----------------  ----------------  ----------------

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                              9,408,374.00      9,387,166.00      9,405,187.00      7,511,958.00
                                                       ----------------  ----------------  ----------------  ----------------

                                               A1 Internet.com, Inc., and Subsidiaries
                                              (formerly Halo Holdings of Nevada, Inc.,)
                                                Consolidated Statements of Cash Flows
                                                           (unaudited)

                                                                         Three months ended              Six Months ended
                                                                              June 30,                        June 30,
                                                                      2000              1999            2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                     $  (1,132,325.00) $  (395,705.00) $  (2,073,425.00) $  (1,294,641.00)
  Adjustment to reconcile net loss to net cash used in
        operating activities:

              Depreciation and amortization                    $     729,190.00  $   277,304.00  $   1,393,814.00  $     312,527.00
              Bad debt expense                                 $      11,325.00  $    40,318.00  $      12,683.00  $      40,318.00
              Forgiveness of debt                              $        --       $   (90,000.00) $        --       $     (90,000.00)
              Issuance of common stock for services            $      50,000.00  $  (149,000.00) $      50,000.00  $     451,000.00
              Increase in trade receivables                    $    (306,364.00) $  (328,125.00) $    (629,214.00) $    (328,125.00)
              Decrease (increase) in other
                receivables and other assets                   $      48,154.00  $   107,664.00  $     173,482.00  $     (23,836.00)
              Decrease (Increase) in  prepaid expenses         $     (15,000.00) $  (106,600.00) $     (18,268.00) $    (116,342.00)
              Increase in accounts payable
                and accrued expenses                           $     338,670.00  $    90,518.00  $     458,861.00  $     116,846.00
              Gain on disposal of subsidiary                   $        --       $      --       $      (4,011.00) $        --
                                                               ----------------  --------------  ----------------  ----------------
              NET CASH USED IN OPERATING ACTIVITIES            $    (276,350.00) $  (553,626.00) $    (636,078.00) $    (932,253.00)
                                                               ----------------  --------------  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

              Proceeds from note receivable                    $     450,000.00  $   100,000.00  $     450,000.00  $     100,000.00
              Payments on note and other
                   receivables                                                   $  (228,369.00) $        --       $    (228,369.00)
              Acquisition of contracts                                           $  (168,000.00) $        --       $    (168,000.00)
              Acquisition of Virtual
                  Information Express, Inc.,
                  net of cash acquired                                           $      --       $        --       $           2.00
              Acquisition of Computer Ease LLC,
                 net of cash acquired                                            $      --       $        --       $     (24,221.00)
              Acquisition of NetWorld Ohio, Inc.,
                 net of cash acquired                                            $   (64,917.00) $        --       $     (64,917.00)
              Acquisition of Commonwealth
                 Telecommunications
                 of North America Inc.,
                 net of cash acquired                          $      81,342.00                  $      81,342.00
              Purchases of property and equipment              $     (63,605.00) $  (114,251.00) $     (95,835.00) $    (114,251.00)
              Proceeds from sale of capital assets             $        --       $      --       $     710,366.00  $        --
                                                               ----------------  --------------  ----------------  ----------------
              NET CASH USED IN INVESTING ACTIVITIES            $     467,737.00  $  (475,537.00) $   1,145,873.00  $    (499,756.00)
                                                               ----------------  --------------  ----------------  ----------------

CASHFLOWS FROM FINANCING ACTIVITIES:

              Proceeds from (payments on)
               related party loans, net                                                          $        --       $        --
              Proceeds from (payments on)
               shareholder loans, net                          $     (61,292.00) $    84,000.00  $     (87,584.00) $      72,070.00
              Proceeds from notes payable                      $        --       $   900,000.00  $        --       $     900,000.00
              Payments on notes payable                        $     (54,400.00) $  (174,468.00) $    (613,124.00) $    (210,342.00)
              Issuance of common stock,net                     $        --       $    50,000.00  $        --       $     792,500.00
              Issuance of preferred stock, net                 $        --       $      --       $        --       $        --
                                                               ----------------  --------------  ----------------  ----------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES        $    (115,692.00) $   859,532.00  $    (700,708.00) $   1,554,228.00
                                                               ----------------  --------------  ----------------  ----------------


NET INCREASE (DECREASE IN CASH)                                $      75,695.00  $  (169,631.00) $    (190,913.00) $     122,219.00

CASH, BEGINNING OF PERIOD                                      $     352,783.00  $   302,055.00  $     619,391.00  $      10,205.00
                                                               ----------------  --------------  ----------------  ----------------

CASH, END OF PERIOD                                            $     428,478.00  $   132,424.00  $     428,478.00  $     132,424.00
                                                               ----------------  --------------  ----------------  ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
-------------------------

The consolidated financial statements include A1 Internet.com, Inc. (formerly Halo Holdings of Nevada, Inc.) and its wholly owned subsidiaries, A1 Internet Services, Inc. (formerly Computer Ease, LLC), Gravity Pilot Air, Inc., Networld Ohio, Inc., Virtual Information Express, Inc., World Link Online.com, Inc., and Commonwealth Telecommunications of North America, Inc. The results of operations of businesses acquired that have been accounted for under the purchase method of accounting are included in operations from the date of acquisition. All significant inter-company balances and transactions have been eliminated in consolidation. Gravity Pilot Air, Inc., is presented as a discontinued subsidiary in the accompanying financial statements.

The Company, through its subsidiaries, provides internet connectivity through two networks throughout the United States and Canada and related products and services, including web design, web hosting and e-commerce. The Company also offers, through one of its subsidiaries long distance phone service through two providers. The Company's ability to offer end-user access to the internet and long distance network is dependent upon the Company's contractual relationships with these providers. Should these contracts be terminated or terms amended, the Company might be required to enter into other arrangements on less favorable terms. In addition, the Company relies on outside parties to market its products and services to end-users.

The June 30, 2000 and 1999 amounts included herein are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, the financial position, results of operations, cash flows and changes in shareholders' equity have been made.

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

Accounts Receivable
-------------------

The Company performs on-going credit evaluations of its customers. The Company has established an allowance for doubtful accounts at June 30, 2000 of $ 112,211.

Property and Equipment
----------------------

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of three to seven years. Depreciation of aircraft is computed using the straight-line method based on an estimated useful life of ten years.

Investments
-----------

The Company owns equity securities of other issuers which appear on the accompanying balance sheet as Investments. It has classified these equity securities as available-for-sale. Available-for-sale securities are carried at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity. These available-for-sale securities subject the Company's financial position to market risk. The Company may experience losses if the market values of these securities decline subsequent to June 30, 2000. At June 30, 2000, the Company had available-for-sale equity investments in public companies with a fair market value of $ 1,822,260 and a cost basis of $ 105,832, resulting in a net unrealized gain of $ 1,716,428.

Contracts
---------

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

Revenue Recognition
-------------------

The Company recognizes revenue from connectivity, long distance phone service and web hosting over the period that the service is provided. Revenue from technical support is recognized when the work is completed. Electronic commerce revenue is recognized at the time of the sale. Web design revenue is recognized as such revenues accrue under the terms of the related contract. Revenue from installation and start-up charges are recognized over the expected benefit period.

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


NOTE 2 - BUSINESS COMBINATIONS

Computer Ease, LLC ("CE") was organized on May 17, 1993 as a limited liability company. CE's activities include the buying and selling of computer equipment, web design and providing internet access. In March 1999, the Company issued 4,000,000 shares of its common stock at $2.00 per share in exchange for all of the outstanding units of membership of CE. This transaction was accounted for using the purchase method of accounting. At the time of the purchase, assets and liabilities of CE were $836,981 and $876,583, respectively. The excess of the purchase price (including acquisition costs of $717,979, see Note 5) over the fair value of the net assets acquired was recorded as goodwill of $8,757,581. In May 1999, CE was then merged with A1 Internet Services, Inc., a wholly-owned subsidiary of A1 Internet.com, Inc. A1 Internet Services, Inc. is the surviving entity.

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

Commonwealth Telecommunications of North America, Inc., ("CTNA") was incorporated on January 20, 2000 and is engaged in the business of providing long distance pre-paid and post-paid telephone service through its nationwide network of approximately 25 resellers. The company formed A1 Telecommunications, Inc., a wholly owned subsidiary, incorporated in the State of Maryland, which acquired CTNA in June 2000 effective May 31, 2000. Accordingly, the accompanying Financial Statements reflect the results of operations beginning June 1, 2000. The acquisition price consisted of 1,200,000 shares of A1 Internet.com, Inc., common stock at $2.25 per share in exchange for 100% of the issued and outstanding shares of CTNA. This transaction was accounted for using the purchase method of accounting. At the time of the purchase, assets and liabilities of CTNA were $497,748 and $497,227 respectively. The excess of the cost of the acquisition over the fair value of the net assets acquired was recorded as goodwill of $2,699,479.

The following summarized, proforma results of operations of the Company assumes that the Company acquired CTNA on CTNA's date of inception (January 20, 2000):

                                                  Three Months     Six Months
                                                     Ending          Ending
                                                 June 30, 2000    June 30, 2000
                                                 -------------    -------------

        Net sales                                 $  2,111,453     $  6,087,855

        Net loss from continuing operations         (1,288,751)      (2,331,690)

        Net loss                                    (1,286,155)      (2,357,755)

        Net loss per share                                (.12)            (.22)

The weighted average shares outstanding calculation used above includes the shares issued in connection with the acquisition of CTNA as if they had been issued for all periods presented.


NOTE 3 - NOTES RECEIVABLE-SHAREHOLDERS

In March 2000, a former officer and shareholder signed a 6-month balloon note with no interest secured by Company stock. This note is due in full on August 31, 2000.


NOTE 4 - LOANS PAYABLE-SHAREHOLDERS

The loans payable to shareholders shown on the accompanying balance sheet includes a $100,000 loan bearing interest at 15% and due on demand after November 1, 2000. The remaining amounts are advances that are non-interest bearing and have no due date.


NOTE 5 -  SHAREHOLDERS' EQUITY

Common Stock
------------

On January 15, 1998, the Company authorized the issuance of its common shares pursuant to a private offering of 500,000 common shares at $1.00 per share. This offering resulted in the issuance of 500,000 shares with proceeds to the Company of $500,000.

In November 1998, 300,000 shares of the Company's preferred stock were converted to common stock on a 1 for 1 basis.


During 1999, the Company authorized issuance and redemption of common shares in connection with business acquisitions and disposals as described in Note 2.

On January 29, 1999 the Company authorized the issuance of its common shares pursuant to a private offering of 500,000 common shares at $2.00 per share. This offering resulted in the issuance of 500,000 shares with proceeds to the Company of $710,000 and notes receivable from shareholders of $240,000, net of offering costs. In March 2000, 40,000 of these shares were redeemed by the Company as payment in full of $ 80,000 of the notes.

During the period ended December 31, 1999, the Company issued 342,500 common shares for services, of which 282,500 shares were issued to related parties. In addition, 32,500 shares of common stock were sold for $1.00 per share in a private sale to current shareholders. Also, 120,000 shares of common stock were issued to an officer and stockholder as repayment of a $372,692 debt. Another shareholder forgave debt totaling $177,331, which was credited to paid-in capital.

In July 1999 the Company issued 100,000 shares of common stock at $2.00 per share to a director of the Company for a note receivable. On March 4, 1999, the Company issued 250,000 shares of common stock at $2.00 per share to a shareholder for services to be rendered. The services were never rendered and the Company sought either return of the stock or damages. The dispute was resolved in June 2000 pursuant to a settlement in which the Company received $450,000.

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

Stock Warrants

Common stock warrants have been issued in connection with certain private offerings, business acquisitions and notes payable. At June 30, 2000, warrants to purchase common stock at various prices were outstanding, which expire as follows:


                                                  Number Outstanding
                                                   And Exercisable at
         Expiration Date                    June 30, 2000        Exercise Price
         ---------------                    -------------        --------------

         June 1, 2004                         500,000                $   .10
         June, 1 2004                          42,500                   5.50
         November, 2004                       386,650                   5.50
                                              -------
                                              929,150


The 500,000 warrants exercisable at 10(cent) per share were issued in connection with the January 29, 1999 private placement and the acquisition of Computer Ease, LLC (see Note 2). These warrants were valued at $767,979, of which $50,000 was for offering costs and $717,979 was for costs incurred in connection with the acquisition.

The 42,500 warrants exercisable at $5.50 per share are detachable stock warrants issued in connection with various notes payable agreements. These warrants were valued at $127,820.

In connection with the July, 1999 preferred stock offering, 386,650 warrants were issued to the placement agents. The terms of the preferred stock offering require additional warrants to be issued to the placement agents and the investors if the Company does not have gross sales of $13,000,000 at certain dates in fiscal 2000. For every $500,000 by which gross sales are less than $13,000,000, the investors will receive 100,000 warrants and each placement agent will receive 50,000 warrants. These warrants will have an exercise price of $2.75 and a term of five years from the date of issuance.

The fair value of all of the above described warrants was estimated using the Black-Scholes option pricing model, with the following assumptions: dividend yield of 0%; expected volatility of 48%; risk free rate of 4.5%; and expected life of five years.


NOTE 6 - INCOME TAXES

At December 31, 1999, A1 Internet.com, Inc. has an unused net operating loss carryforward of approximately $5,025,000 for income tax purposes, of which approximately $449,000 expires in 2012, $490,000 expires in 2018 and the remainder in 2019. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. The portion of the net operating losses which the Company can utilize in any one year to offset future taxable income, if any, is limited by reason of the change of ownership in A1 Internet.com, Inc.'s outstanding shares of common stock. This net operating loss carryforward may result in future income tax benefits of approximately $1,708,500; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of A1 Internet.com, Inc.'s deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

                                                           1999        1998
                                                           ----        ----

         Deferred tax liabilities                       $     --     $    --
                                                        ===========  ==========

         Deferred tax assets:                             1,708,500     119,000
              Net operating loss carryforwards              320,000       --
                                                        -----------  ----------

              Temporary differences                       2,028,500     119,000
              Total deferred tax assets                  (2,028,500)   (119,000)
                                                        -----------  ----------

         Valuation allowance for deferred tax assets    $      --   $      --
                                                        =========== ===========


The valuation allowance for deferred tax assets was increased by $1,909,500 and $119,000 during 1999 and 1998, respectively.


NOTE 7-  BUSINESS SEGMENTS

In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The following table presents information by geographic area as of and for the periods ended June 30, 2000 and, 1999:

                                         Revenues                    Long-Lived
                                                                       Assets
                            2000          1999           2000            1999
                            ----          ----           ----            ----
United States           $ 5,501,328    $   680,381    $15,055,560    $12,621,959
                        -----------    -----------    -----------    -----------

Total                   $ 5,501,328    $   680,381    $15,055,560    $12,621,959
                        ===========    ===========    ===========    ===========

The following table presents information about the Company's segment revenues and expenses for the six months ended June 30, 2000 and 1999:

Revenue                                     2000                       1999
-------                                     ----                       ----

- Internet                               1,699,462                    680,381

- Telecommunications                       373,355                          0

- E-Commerce                             3,428,511                          0


Cost of Sales

- Internet                                 854,287                    241,255

- Telecommunications                       323,814                          0

- E-Commerce                             3,418,205                          0


For the period ending June 30, 2000 and 1999, the Company's only activity outside of their normal operations was the leasing of their aircraft and skydiving. The results of operations of this segment have been presented as discontinued operations (see Note 8).

The following customers each accounted for more than 10% of sales for the six months ended June 30, 2000 and 1999:

                          % of Sales                     % of Receivables
                          ----------                     ----------------
                     Six Months Ended June 30,       Six Months Ended June 30,
   Customer           2000            1999            2000           1999
   --------           ----            ----            ----           ----

   A-United States     61.6            --              --             --
   B-United States      --             --             34.4            --


NOTE 8 - DISCONTINUED OPERATIONS

In December 1999, the Company adopted a plan to discontinue operations of Gravity Pilot Air, Inc., ("GP Air"). The Company plans to sell the airplanes and dissolve the subsidiary. Accordingly, the operating results of the GP Air operations have been segregated from continuing operations and reported as a separate line item on the statement of operations. As of June 30, 2000 the Company recorded an additional gain of $ 4,011 to adjust the gains previously recorded on its December 31, 1999 statements.

Operating results of GP Air for the six months ending June 30, 2000 and 1999 are as follows:

                                              2000                    1999
                                            --------                ---------

         Gross Revenue                      $      0                $  93,761
         Net Loss                            (30,076)                 (15,381)

The assets net of liabilities of GP Air on June 30, 2000 have been reflected as a net current asset of $ 100,876.


NOTE 9 - RELATED PARTY TRANSACTIONS

In March 2000, a former President of the Company returned 40,000 shares of Common stock to the Company to satisfy an $ 80,000 note owed to the Company.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment from a non-related party under operating leases. Future minimum lease payments under the non-cancelable lease as of June 30, 2000 are as follows:

             Year                                           Amount
             ----                                           ------
             2001                                         $  150,768
             2002                                         $   34,032
                                                          ----------

                                                          $  184,800
                                                          ==========

Total rental expense for the six months ended June 30, 2000 and 1999 was $226,291 and $ 62,023, respectively.

The Company has deposits in banks in excess of the FDIC insured amount of $100,000. The amounts in excess of $100,000 are subject to loss should the bank cease business.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based on our audited Consolidated Financial Statements for the year ended December 31, 1999 and our unaudited Consolidated Financial Statements for the six months ended June 30, 2000 and 1999. The reader should bear in mind that during the periods covered by these financial statements we were engaged in different businesses. Our business now focuses on internet access and related products. In particular, we target Associations, Organizations, Societies, and other Internet Service Providers ("ISPs") that will resell our services to end-users by allowing the resellers to "brand" our products as their own. We offer branding of our Internet Access, Design, Development, e-Commerce, and Hosting Services. We entered the internet business by acquiring Virtual Information Express Inc., Computer Ease LLC., and NetWorld of Ohio Inc., in the first and second quarters of 1999. Before making those acquisitions, we were engaged in the skydiving business. We sold the skydiving business as of the end of the first quarter of 1999. During 1999 we received rental income from leasing our airplanes to the purchasers of the skydiving business. This activity was terminated in December 1999 and the results from this operation are presented as discontinued operations in the accompanying Financial Statements. In addition to our internet business we recently entered the telecommunications industry by acquiring Commonwealth Telecommunications of North America, Inc. in June 2000.

     A1 Internet Services, Inc. and Virtual Information Express, which are providers of connectivity and value added services, have only been generating revenues from that business since the second quarter of 1998. Before that, their principal business was e-commerce sales of computer hardware and accessories, a business on which we also focused from September 1999 to April 2000. We anticipate that as the number of end-users of our services increases, a larger percentage of our revenues will be derived from recurring charges for connectivity, e-commerce and other value added services and a smaller percentage of our revenues will be derived from Web site design and technical services. Our results from operations during the second quarter 2000 show an increase of 258% in connectivity revenue over the second quarter of 1999. During the second quarter 2000 we suspended our e-commerce sales of computer hardware and accessories due to the extremely low margins we experienced. This resulted in a 58% reduction in gross sales between the first and second quarters of 2000 but an increase in gross profit from 13.6% in the quarter ended March 31, 2000 to 22.9% in the quarter ended June 30, 2000. We are exploring ways to resume this business that will generate better margins.

We recently entered the telecommunications industry by acquiring Commonwealth Telecommunications of North America, Inc. The Commonwealth acquisition provides us with the opportunity to package internet connectivity and long distance services into one program for our customers. Commonwealth is also planning to add wireless handheld products and satellite TV to its service offerings. Commonwealth is a switch-less reseller of long distance service. It has approximately 25 agents nationwide that sell long distance services on a commission basis. Commonwealth offers a flat-rate program. It does not have a costly infrastructure. Commonwealth has relationships with the largest long distance carriers in the world. Its billing system is totally web-based allowing end-users to get up-to-date information on their usage and to avail themselves of new service offerings with a simple click.

During the next eighteen months we intend to increase connectivity revenues by focusing on increasing the number of end-users of our services. To that end we have and will continue to intensify our sales efforts to wholesale customers who resell our products and services to their own customers by offering branded internet access along with high levels of customer service to businesses and associations. We have also enlisted Commonwealth's agent program to sell our package of internet and communication services throughout the United States. We intend to establish a presence as a high bandwidth ISP, using wireless, cable and DSL technologies, and increase our agent program to include international territories. We also intend to increase the portion of our e-commerce revenues that derive from sales of e-commerce solutions to others by creating a series of on-line e-commerce infrastructure solutions that allow customers to enter the internet economy with a minimum of effort. We offer each customer complete control over the layout and functionality of its e-commerce site. To achieve this, we have expanded our staff of network engineers, programmers, customer care and technical support specialists. We presently serve customers in all 50 states through more than 1500 Points of Presence (POPs). We offer distance based education solutions in the United Kingdom and United States and plan to expand to other localities and languages.

We will also continue to review acquisition opportunities, particularly acquisitions of related technology based companies, located in smaller metropolitan markets and rural communities. We believe that our current organization and infrastructure will enable us to rapidly assimilate such acquisitions and realize savings on personnel and equipment in smaller markets that, in our opinion, have traditionally been under-served by other ISPs.

Until April 2000, the majority of our e-commerce revenues were derived from sales of computer hardware and accessories over the Internet and revenues from such sales are included in the category of electronic commerce or e-commerce in the revenue tables which follow.

The following table sets forth certain information about the source of our revenues:

                             Percentage of Revenues
--------------------------------------------------------------------------------
Source of Revenues              Three Months Ended              Six Months Ended
                               -------------------              ----------------
                                   June 30,                        June 30,
                                   --------                        --------
                                2000     1999                  2000         1999
--------------------------------------------------------------------------------
 Connectivity & Hosting          39%      37%                   20%          37%
 Non Recurring Revenue            1        0                     1            0
      Design Fees                10       60                    10           60
       E-Commerce                26        3                    62            3
   Telecommunications            23        0                     7            0
         Total                --------------------------------------------------
                                100%     100%                  100%         100%
--------------------------------------------------------------------------------

The following table sets forth certain information about the sources of our direct costs:


                           Percentage of Cost of Sales
--------------------------------------------------------------------------------
                                Three Months Ended          Six Months Ended
                                ------------------          ----------------
Cost of Sales                        June 30,                  June 30,
                                     --------                  --------
                               2000      1999               2000        1999
--------------------------------------------------------------------------------
CONNECTIVITY                    29%       56%                13%         56%
COMPUTER EQUIPMENT              33         7                 74           7
LABOR                            8        31                  4          31
OTHER COST                       2         6                  1           6
TELECOMMUNICATION               28         0                  8           0
                               -------------------------------------------------
        TOTAL                  100%      100%               100%        100%

--------------------------------------------------------------------------------


Results of Operations - Three Months and Six Months Ended June 30, 2000 Compared to Three Months and Six Months Ended June 30, 1999.

Revenues

Total revenues increased from $ 680,381 to $1,644,766 in the three months and $ 680,381 to $ 5,501,328 in the six months ending June 30, 2000. Revenues for the six months ended June 30, 1999 reflect no revenues in the first three months of 1999. During that period we were engaged in the skydiving business and the results of that business are reflected under Discontinued Operations. In the three months and six months ended June 30, 2000 and 1999, our revenues were derived from the following sources:



                                                    Three Months Ended                    Six Months Ended
                                                    ------------------                    ----------------
                                                       June 30,                                June 30,
                                                       --------                                --------
                                                2000                1999                2000             1999
                                              -------------------------------------------------------------------

Internet related business- connectivity
Hosting, design & E-commerce                  $1,271,411         $  680,381         $5,127,973         $  680,381

Telecommunications- Pre-paid
Long Distance Service                         $  373,355         $        0         $  373,355         $        0




The principal components of our Internet related revenues were:

                                       Three Months Ended                          Six Months Ended
                                       ------------------                          ----------------
                                            June 30                                     June 30
                                            -------                                      -------
                                     2000                1999                  2000                 1999
                                  -------------------------------------------------------------------------

Connectivity                      $  648,327           $  251,306           $1,100,911           $  251,306
Design Fees                       $  168,326           $  406,843           $  568,308           $  406,843
Electronic Commerce               $  433,690           $   22,232           $3,428,511           $   22,232
Non Recurring Internet            $   21,068           $        0           $   30,243           $        0

Cost of Sales

Cost of sales increased from $ 241,255 and $ 241,255 in the three and six months ended June 30, 1999 to $1,266,692 and $4,596,306 in the three and six months ended June 30, 2000. The Cost of Sales for the six months ended June 30, 1999 reflects no costs incurred in the first three months of 1999. During that period we were engaged in the skydiving business and the results of that business are reflected under Discontinued Operations. In the three and six months ended June
30, 2000 our cost of sales consisted of the following:

                                       Three months ended                           Six Months Ended
                                       ------------------                           ----------------
                                           June 30,                                     June 30,
                                           --------                                     --------
                                    2000                  1999                  2000                  1999
                                 ----------------------------------------------------------------------------
Connectivity                     $  375,617            $  135,265            $  619,721            $  135,265
Design Fees                      $   94,511            $   74,690            $  195,999            $   74,690
Electronic Commerce              $  443,582            $   17,066            $3,418,974            $   17,066
Telecommunications               $  323,814            $        0            $  323,814            $        0
Other                            $   29,168            $   14,234            $   37,798            $   14,234


Operating Expenses
     The following table sets forth certain information regarding our operating expenses:

                                                Three Months Ended                                    Six Months Ended
                                                     June 30,                                             June 30,
                                       --------------------------------------------     --------------------------------------
                                          2000                  1999                    2000                 1999
OPERATING EXPENSES
  Salaries and related expenses           394,842      26.8%     406,970      36.3%     750,702    25.8%     426,316      31.4%
  Travel and entertainment                 13,158       0.9%      60,629       5.4%      48,836     1.7%      65,382       4.8%
  Bad debt expense                         11,325       0.8%      40,318       3.6%      12,683     0.4%      40,318       3.0%
  Legal and professional                   67,261       4.6%      33,520       3.0%     137,800     4.7%      65,148       4.8%
  Occupancy costs                         144,014       9.8%      61,419       5.5%     226,291     7.8%      62,023       4.6%
  General and administrative               88,591       6.0%     226,091      20.2%     200,594     6.9%     249,225      18.4%
  Consulting                               25,723       1.7%      40,827       3.6%     144,471     5.0%     186,655      13.8%
  Depreciation and amortization           726,484      49.4%     252,098      22.5%   1,388,402    47.7%     262,115      19.3%
                                        ---------   --------   ---------     -----    ---------   -----    ---------     -----
TOTAL OPERATING EXPENSES                1,471,398     100.0%   1,121,872     100.0%   2,909,779   100.0%   1,357,182     100.0%
                                        ---------   --------   ---------     -----    ---------   -----    ---------     -----

Amortization of the goodwill from the acquisitions of Virtual Information Express, Inc., Computer Ease LLC, Networld Ohio, Inc., and Commonwealth Telecommunications of North America Inc., total $ 1,216,265 in the six months ended June 30, 2000. Our loss before interest, depreciation and amortization (EBIDA) was $ 408,437 and $281,648 in the three months ended June 30, 2000 and 1999 and $658,958 and $1,107,145 in the six months ended June 30, 2000 and 1999.

Other Expenses

In the six months ended June 30, 1999 our former Board of Directors authorized, and we issued, 50,000 shares of our common stock valued at $100,000 as advance payments for consulting services to be provided by certain individuals who had experience in the sky-diving business. The issuance of these 50,000 shares was authorized by our former Board of Directors at a time that we were about to dispose of our skydiving business and become a provider of Internet-related services. We have been unable to determine the value of the services, if any, received in exchange for the 50,000 shares. We have determined to seek recovery of these shares or damages and we are attempting to determine whether we have a legal basis to assert a claim. The Board also issued 250,000 shares to our former President and director as executive compensation upon his becoming President.

Liquidity and Capital Reserves

Since our inception we have financed our operations primarily from the private sales of equity securities. Total net proceeds from the sale of equity securities in the period between our formation and June 30, 2000 amounted to approximately $ 4,845,000

Cash Flow

Operating activities used cash of $ 276,350 and $ 553,626 in the three months and $ 636,078 and $ 932,253 in the six months ended June 30, 2000 and 1999. Investing activities provided and (used) cash of $ 467,737 and ($ 475,537) in the three months and $ 1,145,873 and ($ 499,756) in the six months ended June 30, 2000 and 1999. Included in these amounts, discontinued activities provided cash of $ 710,366 in the six months ended June 30, 2000, resulting from proceeds from the sale of one of the Company's two airplanes.

Net Cash (used) and provided by financing activities was ($ 115,692) and $ 859,532 in the three months and ($ 700,708) and $ 1,554,228 in the six months ended June 30, 2000 and 1999. Included in these amounts, discontinued activities used cash of $ 558,724 in the six months ended June 30, 2000 to pay off the outstanding notes payable on the aircraft.

Working Capital

Our working capital, defined as the excess of our current assets over our current liabilities, was $ 240,720 at June 30, 2000 compared to $ 494,379 at December 31, 1999.

As of June 30, 2000 we had no borrowing facility established with a financial institution. We anticipate that our working capital together with the proceeds of our unrealized investments will fund our operating cash flow shortfall through December 31, 2000. We do not anticipate any need for significant investment in our infrastructure for the next nine months, and anticipate that during the third and fourth quarter 2000 we will be in a positive cash flow position for our operating needs and by the first quarter 2001 have sufficient operating cash flow to fund our investment cash flow requirements.

                                    PART II


ITEM 1. LEGAL PROCEEDINGS.

         None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5. OTHER INFORMATION

         None


ITEM 6. EXHIBITS & REPORTS ON FORM 8-K

(a)       Exhibits

          2.1 Stock Purchase Agreement, dated as of June 29, 2000, by and among A1 Telecommunications, Inc., Commonwealth Telecommunications of North America, Inc. and each of the shareholders of Commonwealth Telecommunications of North America, Inc. (filed as Exhibit 2.1 to the Company's Report on Form 8-K filed August 7, 2000, and incorporated herein by reference).

          27   Financial Data Schedule (filed herewith).

(b)       Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter for which their report on Form 10-QSB is being filed.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             A1 Internet.com, Inc.




Date:    August 17, 2000                     By:  /s/ Bruce Bertmann
                                                  ------------------------------
                                                      Bruce Bertmann, CEO