Form 10QSB
period 2000-09-30
A1 INTERNET COM INC
filed 2000-11-16
CIK 1091566

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      ------------------------------------

                                   FORM 10-QSB
                      ------------------------------------

(Mark  One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from __________ to ___________


                            Commission file number : _________

                            A1 INTERNET.COM, INC.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

                  NEVADA                                        03-7392107
   ------------------------------                             --------------
  (State Of Other Jurisdiction Of)                           (I.R.S. Employer
   Incorporation Or Organization)                           Identification No.)

                15825 SHADY GROVE ROAD, ROCKVILLE, MARYLAND 20850
                     --------------------------------------
                    (Address Of Principal Executive Offices)

                                 (301) 947-0100
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

          Securities registration pursuant to Section 12(g) of the Act:
                Common Stock, $0.001 Par Value OTC Bulletin Board
                                (Title of Class)

     Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            -----  -----

     State the number of share outstanding of each of the issuer's classes of common equity, as of the latest Practicable date: 10,582,000 .
                                                 ------------

     Transitional Small Business Disclosure Format:
         Yes     No  X
            -----  -----

                              A1 INTERNET.COM, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED September 30, 2000



                                TABLE OF CONTENTS

                                     PART I


Item 1.   Financial Statements and Supplementary Data                      3
Item 2.   Management's Discussion and Analysis of Financial               16
              Condition and Results of Operations.



                                     PART II

Item 3.   Legal Proceedings                                               22
Item 4.   Changes in Securities and Use of Proceeds                       22
Item 5.   Defaults upon Senior Securities                                 22
Item 6.   Submission of Matter to a Vote of Security Holders              22
Item 7.   Other information                                               22
Item 8.   Exhibits and Reports on Form 8-K                                22

                                     Part I

           ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION


                     A1 INTERNET.COM, INC., AND SUBSIDIARIES
                    (Formally Halo Holdings of Nevada, Inc.,)

                                   (Unaudited)

                                 Balance Sheets




                                                     Sept. 30,      Sept. 30,
                ASSETS                                 2000            1999
                ------                             ------------    ------------

CURRENT ASSETS:
  Cash                                             $    119,116    $  2,077,813
  Receivables:
    Trade, net                                        1,856,708         813,383
    Note receivable, current portion                                     33,333
    Related parties (see Note 3)                         82,731          49,100
    Other                                                70,966          28,300
  Prepaid expenses                                      237,621         167,184
  Inventory                                              30,049
  Net assets of discontinued operations (Note 9)         70,990               0
  Other current assets                                        0          27,664
                                                   ------------    ------------
                                                   $  2,468,181    $  3,196,777
                                                   ------------    ------------

PROPERTY AND EQUIPMENT, AT COST:
  Aircraft                                                            1,008,256
  Computers, software and equipment                   2,702,955       1,819,371
  Less:  accumulated depreciation                      (845,528)       (533,704)
                                                   ------------    ------------
                                                   $  1,857,427    $  2,293,923
                                                   ------------    ------------
OTHER ASSETS:
  Investments                                         1,800,000               0
  Goodwill, net of amortization (Note 2)              9,010,544       9,254,066
  Contracts (Note 6)                                  1,297,000       1,498,000
  Note receivable (Note 3)                              224,660          46,987
  Other                                                  74,142          54,222
                                                   ------------    ------------
                                                     12,406,346      10,853,275
                                                   ------------    ------------
            TOTAL ASSETS                           $ 16,731,954    $ 16,343,975
                                                   ============    ============


                 See accompanying notes to financial statements


                             A1 INTERNET.COM, INC., AND SUBSIDIARIES
                            (Formally Halo Holdings of Nevada, Inc.,)
                                           (Unaudited)


                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------



                                                                     Sept. 30,       Sept. 30,
                                                                        2000            1999

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $  1,959,356    $    606,769
  Loans payable-shareholders (Note 4)                                   349,520         422,749
  Notes payable                                                               0         992,108
  Other                                                                  78,937          58,624
                                                                   ------------    ------------
            TOTAL CURRENT LIABILITIES                              $  2,387,813    $  2,080,250
                                                                   ------------    ------------

LONG TERM LIABILITIES:
  Notes Payable                                                    $     98,750    $          0
                                                                   ------------    ------------
            TOTAL LONG TERM LIABILITIES                            $     98,750    $          0
                                                                   ------------    ------------

            TOTAL LIABILITIES                                      $  2,486,563    $  2,080,250
                                                                   ------------    ------------

SHAREHOLDERS' EQUITY (NOTE 5):
  Common stock, $.001 par value, 20,000,000 shares authorized,
    10,582,000 shares issued and outstanding                             10,971           9,739
  Preferred stock, $.001 par value, 5,000,000 shares authorized,
    1,115,556 and shares issued and outstanding                           1,116             849
  Additional paid-in capital                                         21,585,009      17,889,628
  Notes receivable-common stock                                        (360,000)       (440,000)
  Accumulated other comprehensive income                              1,775,758               0
  Retained earnings (deficit)                                        (8,767,463)     (3,196,491)
                                                                   ------------    ------------
                                                                     14,245,391      14,263,725
                                                                   ------------    ------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 16,731,954    $ 16,343,975
                                                                   ============    ============


                         See accompanying notes to financial statements




                                  A1 INTERNET.COM, INC., AND SUBSIDIARIES
                                 (Formally Halo Holdings of Nevada, Inc.,)
                                                (Unaudited)
                                         Statements of Operations


                                                  Three Months Ended:             Nine Months Ended:
                                               Sept. 30,        Sept. 30,      Sept. 30,       Sept. 30,
                                                 2000             1999           2000            1999
                                             ------------    ------------    ------------    ------------

NET SALES                                    $  2,775,060    $  1,093,647    $  8,238,388    $  1,867,789


COST OF SALES                                   1,618,745         523,798       6,177,051         773,857
                                             ------------    ------------    ------------    ------------

GROSS PROFIT                                 $  1,156,315    $    569,849    $  2,061,337    $  1,093,932
                                             ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Salaries and related expenses                   709,807         399,552       1,460,509         825,868
  Travel and Entertainment                         51,967          26,992         100,803          92,374
  Bad debt expense                                 15,012               0          27,695          40,318
  Legal and professional                           60,231         134,044         203,949         199,192
  Occupancy costs                                 132,617          50,746         360,344         112,769
  Advertising                                       5,626               0          15,185               0
  General and administrative                      236,460          69,598         427,892         318,823
  Consulting                                          317          57,500         144,788         244,155
  Depreciation and amortization                   810,027         244,420       2,203,841         556,947

                                             ------------    ------------    ------------    ------------
               TOTAL OPERATING EXPENSES      $  2,022,064    $    982,852    $  4,945,006    $  2,390,446
                                             ============    ============    ============    ============

OTHER INCOME (EXPENSE):
  Consulting fees and special compensation         50,000        (649,000)                     (1,100,000)
  Other income                                        146               0           4,222
  Interest Income                                                  19,106          16,131          19,106
  Interest expense                                (26,679)        (26,084)        (52,391)        (76,214)
                                             ------------    ------------    ------------    ------------
               TOTAL OTHER EXPENSE                 23,467        (655,978)        (32,038)     (1,157,108)

                                             ------------    ------------    ------------    ------------
NET LOSS FROM CONTINUING OPERATIONS          ($   842,282)   ($ 1,068,981)   ($ 2,915,707)   ($ 2,453,622)
                                             ============    ============    ============    ============

EXTRAORDINARY ITEM - FORGIVENESS OF DEBT                0               0                          90,000

                                             ------------    ------------    ------------    ------------
NET LOSS                                     ($   842,282)   ($ 1,068,981)   ($ 2,915,707)   ($ 2,363,622)
                                             ============    ============    ============    ============
BASIC AND UNDILUTED NET LOSS PER COMMON
  SHARE BEFORE EXTRAORDINARY ITEM:           ($      0.08)   ($      0.11)   ($      0.30)          (0.31)
                                             ------------    ------------    ------------    ------------
BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                               ($      0.08)   ($      0.11)   ($      0.30)          (0.30)
                                             ------------    ------------    ------------    ------------

WEIGHTED AVERAGE SHARES OUTSTANDING            10,582,000       9,672,333       9,797,458       7,910,739
                                             ============    ============    ============    ============


                              See accompanying notes to financial statements





                                          A1 INTERNET.COM, INC., AND SUBSIDIARIES
                                         (Formally Halo Holdings of Nevada, Inc.,)
                                                        (Unaudited)

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                           ------------------------------------


                                                                      Three Months Ended:          Nine Months Ended:
                                                                    Sept. 30,     Sept. 30,      Sept. 30,      Sept. 30,
                                                                      2000          1999           2000            1999
                                                                  -----------    -----------    -----------     ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                        ($  842,282)   ($1,068,981)   ($2,915,707)    (2,363,622)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                   810,027        244,420      2,203,841        556,947
      Bad debt expense                                                 15,012              0         27,695         40,318
      Forgiveness of debt                                                                  0              0        (90,000)
      Issuance of common stock for services                                 0        719,000         50,000      1,170,000
      Decrease (increase) in trade receivables                       (635,746)       (24,299)    (1,535,990)      (352,424)
      Increase in inventory                                            (2,067)        13,346        (30,049)             0
      Decrease (increase) in other receivables and other assets      (198,086)       (18,305)       200,912        (28,795)
      Decrease (increase) in prepaid expenses                          13,079        (28,454)        (5,189)      (144,796)
      Increase in accounts payable and accrued expenses               270,101         (7,371)       960,605        109,475
      Gain on disposal of subsidiary                                        0                        (4,011)
                                                                  -----------    -----------    -----------    -----------
                NET CASH USED IN OPERATING ACTIVITIES             ($  569,962)   ($  170,644)   ($1,043,882)   ($1,102,897)
                                                                  ===========    ===========    ===========    ===========

CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from note receivable                                             0              0        450,000        100,000
  Payments on note and other receivables                                              (9,846)             0       (238,215)
  Acquisition of contracts                                                                 0                      (168,000)
  Acquisition of NetWorld Ohio, Inc.,
    net of cash acquired                                                                   0                       (89,136)
  Acquisition of Commonwealth Telecommunications
    of North America Inc., net of cash acquired                                                     (80,816)
  Purchases of property and equipment                                  (3,031)      (867,383)       (98,866)      (981,634)
  Proceeds from sale of capital assets                                                              710,366
                NET CASH USED IN INVESTING ACTIVITIES             ($    3,031)   ($  877,229)   $   980,684    ($1,376,985)
                                                                  ===========    ===========    ===========    ===========

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) related party loans, net                281,832                       281,832
  Proceeds from (payments on) shareholder loans, net                 (116,951)       194,055       (204,535)       266,125
  Proceeds from notes payable                                          98,750        103,500         98,750      1,003,500
  Payments on notes payable                                                          (96,997)      (613,124)      (307,339)
  Issuance of common stock, net                                                            0              0        792,500
  Issuance of preferred stock, net                                                 2,792,704              0      2,792,704
                                                                  -----------    -----------    -----------    -----------
                NET CASH PROVIDED BY FINANCING ACTIVITIES         $   263,631    $ 2,993,262    ($  437,077)   $ 4,547,490
                                                                  ===========    ===========    ===========    ===========
NET INCREASE IN CASH                                              ($  309,362)   $ 1,945,389    ($  500,275)   $ 2,067,608
CASH, beginning of period                                             428,478        132,424        619,391         10,205
                                                                  -----------    -----------    -----------    -----------
CASH, end of period                                               $   119,116    $ 2,077,813    $   119,116    $ 2,077,813
                                                                  ===========    ===========    ===========    ===========


                                      See accompanying notes to financial statements

                                                            6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
-------------------------

The consolidated financial statements include A1 Internet.com, Inc. (formerly Halo Holdings of Nevada, Inc.) and its wholly owned subsidiaries, A1 Internet Services, Inc. (formerly Computer Ease, LLC), Gravity Pilot Air, Inc., Networld Ohio, Inc., Virtual Information Express, Inc., World Link Online.com, Inc., and Commonwealth Telecommunications of North America, Inc., The results of operations of businesses acquired that have been accounted for under the purchase method of accounting are included in operations from the date of acquisition. All significant inter-company balances and transactions have been eliminated in consolidation. Gravity Pilot Air, Inc., is presented as a discontinued subsidiary in the accompanying financial statements.

The Company, through its subsidiaries, provides internet connectivity through two networks throughout the United States and Canada and related products and services, including web design, web hosting and e-commerce. The Company also offers, through one of its subsidiaries long distance phone service through two providers. The Company's ability to offer end-user access to an internet and long distance network is dependent upon the Company's contractual relationships with these providers. Should these contracts be terminated or terms amended, the Company might be required to enter into other arrangements with others on less favorable terms. In addition, the Company relies on outside parties to market their products and services to end users.

The September 30, 2000 and 1999 amounts included herein are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, the financial position, results of operations, cash flows and changes in shareholders' equity have been made.

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

Accounts Receivable
-------------------

The Company performs on-going credit evaluations of its customers. The Company has established an allowance for doubtful accounts at September 30, 2000 and 1999 of $50,803 and $ 0 respectively.

Property and Equipment
----------------------

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of three to seven years. Depreciation of aircraft is computed using the straight-line method based on an estimated useful life of ten years.

Investments
-----------

The Company has classified its equity securities as available-for-sale. Available-for-sale securities are carried at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity. These available-for-sale securities subject the Company's financial position to market risk. The Company may experience losses if the market values of these securities decline subsequent to Sept. 30, 2000. At Sept. 30, 2000, the Company had available-for-sale equity investments in public companies with a fair market value of $ 1,800,000 and a cost basis of $ 105,832, resulting in a net unrealized gain of $ 1,694,168.

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

Commonwealth Telecommunications of North America, Inc., ("CTNA") was incorporated on January 20, 2000 and is engaged in the business of providing long distance pre-paid and post-paid telephone service through its nationwide network of resellers. The company acquired CTNA in June 2000. The acquisition consisted of 1,200,000 shares of common stock at $2.25 per share in exchange for 100% of the shares issued and outstanding in CTNA. This transaction was accounted for using the purchase method of accounting. At the time of the purchase, assets and liabilities of CTNA were $474,609 and $474,088 respectively. The excess of the cost of the acquisition over the fair value of the net assets acquired was recorded as goodwill of $2,699,479.

NOTE 3 - NOTES RECEIVABLE-SHAREHOLDERS

In March 2000, a former officer and shareholder signed a 6-month balloon note with no interest secured on company stock. This note was due in full on August 31, 2000; however, it was still outstanding on September 30, 2000.


NOTE 4 - LOANS PAYABLE-SHAREHOLDERS AND NOTE PAYABLE-SHAREHOLDER

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

In the six months ended June 30, 1999 our former Board of Directors authorized, and we issued, 50,000 shares of our common stock valued at $100,000 as advance payments for consulting services to be provided by certain individuals who had experience in the sky-diving business. The issuance of these 50,000 shares was authorized by our former Board of Directors at a time that we were about to dispose of our skydiving business and become a provider of Internet-related services. The Board also issued 250,000 shares to our former President and director as executive compensation upon his becoming President. We have been unable to determine the value of the services, if any, received in exchange for the 50,000 shares. We have determined to seek recovery of these shares issued as advance payments for consulting services, and we are attempting to determine whether we have a legal basis to assert a claim for recovery of the remaining shares.

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

In July 1999 the Company issued 100,000 shares of common stock at $2.00 per share to a director of the Company for a note receivable. In December 1999, the Company also issued 250,000 shares of common stock at $2.00 per share to a shareholder, which was paid for in a settlement in June 2000.

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

Stock Warrants
--------------

Common stock warrants have been issued in connection with certain private offerings, business acquisitions and notes payable. At September 30, 2000, warrants to purchase common stock at various prices were outstanding, which expire as follows:

                               Number Outstanding
                               And Exercisable at

         Expiration Date         Sept. 30, 2000               Exercise Price
         -------------------------------------------------------------------
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

In connection with the July, 1999 preferred stock offering, the 386,650 warrants shown above were issued to the placement agents. Also, the terms of the preferred stock offering require additional warrants to be issued to the placement agents and the investors if the gross sales of $13,000,000 are not achieved at certain dates in fiscal 2000. For every $500,000 less of gross sales from $ 13,000,000, the investors will receive 100,000 warrants and each placement agent will receive 50,000 warrants. These warrants will have an exercise price of $2.75 and a term of five years from the date of issuance.

The fair value of all of the above described warrants was estimated using the Black-Scholes option pricing model, with the following assumptions: dividend yield of 0%; expected volatility of 48%; risk free rate of 4.5%; and expected life of five years.

NOTE 6 - INCOME TAXES

At December 31, 1999, A1 Internet.com, Inc. has an unused net operating loss carryforward of approximately $5,025,000 for income tax purposes, of which approximately $449,000 expires in 2012, $490,000 expires in 2018 and the remainder in 2019. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in A1 Internet.com, Inc.'s outstanding shares of common stock. This net operating loss carry forward may result in future income tax benefits of approximately $1,708,500; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of A1 Internet.com, Inc.'s deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

                                                          1999          1998
                                                          ----          ----

         Deferred tax liabilities                      $     --      $     --
                                                       ==========    ==========

         Deferred tax assets:                           1,708,500       119,000
              Net operating loss carry forwards           320,000          --
                                                       ----------    ----------

              Temporary differences                     2,028,500       119,000
              Total deferred tax assets                (2,028,500)     (119,000)
                                                       ----------    ----------

         Valuation allowance for deferred tax assets   $     --      $     --
                                                       ==========    ==========

The valuation allowance for deferred tax assets was increased by $1,909,500 and $119,000 during 1999 and 1998, respectively.


NOTE 7 - BUSINESS SEGMENTS

In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The following table presents information by geographic area as of and for the periods ended September 30, 2000 and, 1999:

                              Revenues                   Long-Lived Assets
                              --------                   -----------------

                         2000           1999             2000          1999
                         ----           ----             ----          ----
    United States    $ 8,238,388     $1,867,789       $14,263,773   $13,147,198
                     -----------     ----------       -----------   -----------

         Total       $ 8,238,388     $1,867,789       $14,263,773   $13,147,198
                     ============    ==========       ===========   ===========

--------------------------------------------------------------------------------

The following table presents information about the Company's segment revenues and expenses for the nine months ended September 30, 2000 and 1999:

                                 3 months          6 months
Revenue                            2000              2000            1999
-------                         ----------        ----------       ---------

   -  Internet                    973,567          2,635,029       1,702,270

   -  Telecommunications        1,633,247          2,006,602               0

   -  E-Commerce                     (206)         3,428,305               0

   -  Other Income                168,452            168,452               0

Cost of Sales

   -  Internet                    414,338    43%   1,223,929    46%  747,464 43%

   -  Telecommunications        1,261,609    77%   1,585,423    49%        0

   -  E-Commerce                  (51,202)         3,367,699    98%        0


For the period ending September 30, 2000 and 1999, the Company's only activity outside of their normal operations was in the leasing of their aircraft and skydiving. The results of operations of this segment have been presented as discontinued operations (see Note 8).


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

Operating results of GP Air for the nine months ending September 30, 2000 and 1999 are as follows:

                                         2000              1999
                                     -----------------------------

         Gross Revenue               $         0         $  93,761
         Net Loss                        (28,757)          (15,381)

The assets net of liabilities of GP Air on September 30, 2000 have been reflected as a net current asset of $ 98,170.

Subsequent to September 30, 2000, the company sold the operations of Commonwealth Telecommunications of North America (CTNA) back to the original owners. Originally issued A1 stock is being exchanged for the sale of CTNA. A1 retains the marketing and distribution channels of the long distance services. The company recognizes a gain from discontinued operations of $48,715.

NOTE 9 - RELATED PARTY TRANSACTIONS

The former President of the Company returned 40,000 shares of Common stock to the Company to satisfy an $ 80,000 note owed to the Company for the aforementioned stock.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment from a non-related party under operating leases. Future minimum lease payments under the non-cancelable lease as of Sept. 30, 2000 are as follows:


                           Year                          Amount
                           ----                          ------

                           2001                        $ 150,768
                           2002                        $  34,032
                                                       ---------

                                                       $ 184,800
                                                       =========

Total rental expense for the nine months ended September 30, 2000 and 1999 was $360,344 and $ 112,769, respectively.

The Company has deposits in banks in excess of the FDIC insured amount of $100,000. The amounts in excess of $100,000 are subject to loss should the bank cease business.

Note 11 - Cash Flow and Working Capital

Cash Flow

Operating activities used cash of $ 569,962 and $ 170,644 in the three months and $1,043,882 and $ 1,102,897 in the nine months ended Sept. 30, 2000 and 1999.

Investing activities provided and (used) cash of $ (3,031) and ($ 877,229) in the three months and $ 980,684 and ($ 1,376,985) in the nine months ended Sept. 30, 2000 and 1999.

Net Cash (used) and provided by financing activities was $263,631 and $2,993,262 in the three months and ($ 437,077) and $4,547,490 in the nine months ended Sept. 30, 2000 and 1999.

Our cash position was $119,116 and $2,077,813 for the periods ended September 30, 2000 and 1999, respectively.

Working Capital

Our working capital, defined as the excess of our current assets over our current liabilities, was $ 80,368 at Sept. 30, 2000 compared to $ 494,379 at December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report is forward-looking, such as information relating to expected capital expenditures, capital contributions to joint ventures by joint venture partners, and expected trends in operating losses and cash flows associated with investments in new markets. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future differently from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K.

GENERAL

A1 Internet.com Incorporated (the "Company" or "A1") is a diverse holding company whose wholly owned subsidiaries collectively provide a single-source facilities-based bundled long distance, Internet access, and web based services throughout the United States. We provide a broad range of e-Business and information technology ("IT") professional services, including programming, applications development, consulting services, and Web site hosting. Principally our revenues are derived from fees earned in connection with the performance of professional work and bundled communication services. The Company is currently delivering its Internet connectivity products through wholesale infrastructure agreements with the largest providers in the world. Additionally the Company is a leading Internet Service Provider in the Central Ohio market where it owns a regional ISP. A1 offers individual or bundled service options, superior customer service, integrated billing option, competitive prices and branded affinity marketing options. The Company has constructed its own state of the art hosting network with excess capacity in order to accommodate expanded services in the future. The Company intends to expand the services provided to its customers through strategic alliances and opportunistic development of complementary products. The Company uses its excess capacity in its hosting center to provide services to commercial and wholesale customers located throughout North America.

A1's Network is directly connected to the Global Crossing World Wide Network, which offers a unique broadband fiber-optic platform capable of offering a full suite of communications services including fully featured voice, video and high-speed Internet.

The Company expects that the operating losses in the past will continue to diminish as it has focused on expense reduction and has expanded and developed its network and customer base to sufficient levels.

The operating losses in the past have resulted primarily from expenditures associated with the development of the Company's operational infrastructure, costs incurred as it expanded in new markets, and marketing expenses. The Company expects to improve with positive operating income while it continues to invest in its network and sales channels. The Company expects to increase its positive operating margins over time by (a) increasing the number of customers it serves, (b) increasing the number of connections per customer through cross marketing of its other services therefore increasing the revenue per customer,
(c) keeping the costs associated with new subscriber acquisition low and (d) reducing the cost of providing services by capitalizing on economies of scale. The Company expects its operating revenues will increase in future periods through internal growth of its current customer base, increases in bundled services and services per customer, and through acquisitions.

When the Company makes its initial investment in a new market, there are normally operating losses as the network and marketing of the new products are expanded to facilitate growth. The Company's ability to generate positive cash flow in the future will depend on the extent of capital expenditures in current and additional markets, the ability of the Company to generate revenues and cash flow, competition in the Company's markets and any potential adverse regulatory developments. The Company will be dependent on various financing sources to fund its growth. There can be no assurance that such funding will be available, or available on terms acceptable to the Company. See - "Liquidity and Capital Resources."


--------------------------------------------------------------------------------
Revenues

Voice sales consist primarily of local toll; special features and long-distance telephone service fees based on minutes of traffic and or contracted fees. Voice sales include both resold services and traffic over contracted switches.

Data sales represent Internet access fees billed at contracted rates, plus related revenues including web hosting and design services. The Company offers both dial-up and high-speed services. The company provides dedicated and virtual web server hosting solutions including e-commerce applications and customer service programs.

Total sales year to date increased $6,370,599, or 441%, to $8,238,388 for the quarter ended September 30, 2000 from $1,867,789 for the quarter ended September 30, 1999. The increase primarily resulted from average service connections, which increased due to the acquisition of Commonwealth Telecommunications and the Company's ability to bundle in Long Distance Services.

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999:

Results of Operations

For the quarter ended September 30, 2000, sales increased 154% to $2,775,060 from $1,093,647 for the same period in 1999. Operating income before non-cash stock based compensation of $0, depreciation and amortization was $(55,722) as compared to $(25,406) for the same period in 1999.

Costs and expenses, excluding depreciation and amortization

Costs and expenses, excluding depreciation and amortization, are comprised of direct costs, and operating, selling and general and administrative expenses.

Direct expenses include direct costs of providing services, primarily voice services, and network access fees.

Direct expenses increased $1,094,947, or 209%, to $1,618,745 for the quarter ended September 30, 2000 from $523,798 for the quarter ended September 30, 1999. The increase was principally the result of higher sales, a lower margin on data sales due principally to higher customer service and backbone costs offset by a higher margin on voice sales and the reduction of focus on e-commerce transactions.

Operating, selling, general and administrative expenses primarily include advertising, sales, marketing, order processing, network maintenance and repair ("technical expenses") general and administrative expenses, installation and provisioning expenses, and other corporate overhead.

Operating, selling, general and administrative costs increased $473,605, or 64%, to $1,212,037 for the quarter ended September 30, 2000 from $738,432 for the quarter ended September 30, 1999.

Technical expense, including installation and provisioning, increased approximately $108,754, or 931%, for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

Sales and marketing costs increased approximately $148,479., or 276%, for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The increase resulted principally from additional staff and related commissions and benefits. Additionally, event marketing activity has increased to promote the Company's brand awareness, community involvement and new products.

Advertising costs increased approximately $5,626, or 100%, for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The increase is primarily timing related as the Company reviewed its advertising campaign during the third quarter of 2000 and intends to start a more aggressive campaign during the balance 2000.

General and administrative expenses increased approximately $166,862, or 240%, for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The Company is in the process of developing information technology systems, which will provide a sophisticated customer care infrastructure along with other billing and administrative support systems. Such systems include a tracking and billing system to support the Companies bundled service packages. These multiple systems are in various stages of development and implementation. The expense increases represent staff additions to both support this effort, and maintain the systems as well as consulting expenses associated with the planning, analysis, data conversion and training phases of these projects. The Company expects that such charges may increase in future periods.

Depreciation and amortization

Depreciation and amortization was $810,027 for the quarter ended September 30, 2000 and $244,420 for the quarter ended September 30, 1999. The increase of $565,607, or 231%, was the result of a higher depreciable basis resulting primarily from amortization of intangible assets arising from the acquisitions of Networld of Ohio in the middle of 1999 and Commonwealth Telecommunications in May of 2000.

The basis of intangible assets was $9,010,544 for the quarter ended September 30, 2000 and $9,254,066 at September 30, 1999. Amortization expense as a percentage of average intangible assets was 2.5% and 2.5% for the quarter ended September 30, 2000 and 1999, respectively.

The Company expects that depreciation expense will increase in future periods due to the expansion of the Company's advanced fiber optic network and acquisition strategy.

Interest expense

For the quarter ended September 30, 2000, interest expense was $26,679 as compared to $26,084 for the quarter ended September 30, 1999.

Income tax

The Company's effective income tax rate was a benefit of 0.4% and 2.3% for the quarter ended September 30, 2000 and September 30, 1999, respectively. The Company's cumulative losses have exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999:

Results of Operations

For the nine months ended September 30, 2000, sales increased 341% to $8,238,388 from $1,867,789 for the same period in 1999. Operating losses before non-cash stock based compensation of $342,500, depreciation, amortization was $(337,328) as compared to $(360,433) for the same period in 1999.

Sales
-----
Total sales increased $6,370,599, or 341% to $8,238,388 for the nine months ended September 30, 2000 from $1,867,789 for the nine months ended September 30, 1999. The increase was fueled by higher service connections and the availability of newly offered bundled services. The increase in service connections resulted principally from growth in the Company's branded VISP program, the addition of long distance services, and an increase in web service revenues.

Voice sales increased $2,006,602 or 100%, to $2,006,602 for the nine months ended September 30, 2000 from $0 for the nine months ended September 30, 1999.

Data sales increased $3,089,234, or 911% to $3,428,305 for the nine months ended September 30, 2000 from $339,071 for the nine months ended September 30, 1999.

Costs and expenses, excluding depreciation and amortization
-----------------------------------------------------------
Direct expenses increased $5,403,194 or 698%, to $6,177,051 for the nine months ended September 30, 2000 from $773,857 for the nine months ended September 30, 1999. The increase was principally the result of higher sales, a lower margin on data sales due principally to higher customer service and backbone costs offset by a higher margin on voice sales and the reduction of focus on e-commerce transactions.

Operating, selling, general and administrative expenses primarily include advertising, sales, marketing, order processing, network maintenance and repair ("technical expenses") general and administrative expenses, installation and provisioning expenses, and other corporate overhead.

Operating, selling, general and administrative costs increased $907,666, or 507%, to $741,165 for the nine months ended September 30, 2000 from $1,833,499 for the quarter ended September 30, 1999.

Technical expense, including installation and provisioning, increased approximately $65,406, or 148%, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

Sales and marketing costs increased approximately $121,108 or 36%, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase resulted principally from additional staff and related commissions and benefits. Additionally, event marketing activity has increased to promote the Company's brand awareness, community involvement and new products.

Advertising costs increased approximately $15,185, or 100%, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase is primarily timing related as the Company reviewed its advertising campaign during the third quarter of 2000 and intends to start a more aggressive campaign during the balance 2000.

General and administrative expenses increased approximately $109,069, or 34%, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The Company is in the process of developing information technology systems, which will provide a sophisticated customer care infrastructure along with other billing and administrative support systems. Such systems include a tracking and billing system to support the Companies bundled service packages. These multiple systems are in various stages of development and implementation. The expense increases represent staff additions to both support this effort and maintain the systems as well as consulting expenses associated with the planning, analysis, data conversion and training phases of these projects. The Company expects that such charges may increase in future periods.

Depreciation and amortization
-----------------------------
Depreciation and amortization was $2,203,841 for the nine months ended September 30, 2000 and $556,947 for the nine months ended September 30, 1999. The increase of $1,646,894, or296%, was the result of a higher depreciable basis resulting primarily from amortization of intangible assets arising from the acquisitions of Networld of Ohio in the middle of 1999 and Commonwealth Telecommunications in May of 2000.

The basis of intangible assets was $9,010,544 for the nine months ended September 30, 2000 and $9,254,066 at September 30, 1999. Amortization expense as a percentage of average intangible assets was 7.5% and 7.5% for the nine months ended September 30, 2000 and 1999, respectively.

The Company expects that depreciation expense will increase in future periods due to the expansion of the Company's advanced fiber optic network and acquisition strategy.

Interest expense
----------------
For the nine months ended September 30, 2000, interest expense was $52,391 as compared to $76,214 for the nine months ended September 30, 1999.

Income tax
----------
The Company's effective income tax rate was a benefit of 0.4% and 2.3% for the nine months ended September 30, 2000 and September 30, 1999, respectively. The Company's cumulative losses have exceeded the tax effect of accelerated deductions, primarily depreciation, which the Company has taken for federal income tax purposes. As a result, generally accepted accounting principles do not permit the recognition of such excess losses in the financial statements. This accounting treatment does not impact cash flows for taxes or the amounts or expiration periods of actual net operating loss carryovers.

Working Capital
--------------------
As of Sept. 30, 2000 we had no borrowing facility established with a financial institution. We anticipate that our working capital together with the proceeds of our unrealized investments will fund our operating cash flow shortfall through December 31, 2000. We do not anticipate any need for significant investment in our infrastructure for the next six months, and anticipate that during the fourth quarter 2000 we will be in a positive cash flow position for our operating needs and by the first quarter 2001 have sufficient operating cash flow to fund our investment cash flow requirements.

                                     Part II


ITEM 3. LEGAL PROCCEDINGS.

     No legal proceedings were ongoing or planned during the period.


ITEM 4. CHANGES IN SECURITIES & USE OF PROCEEDS.

     None


ITEM 5. DEFAULTS UPON SENIOR SECURITIES.

     None


ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None


ITEM 7. OTHER INFROMATION

     None


ITEM 8. EXIBITS & REPORT ON FORM 8-K

     1. Sale of Commonwealth Telecommunications of North America, Inc.,

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




A1 Internet.com, Inc.
--------------------



Date_________________                         By:  /s/  Bruce Bertman
                                                 ------------------------------
                                                        Bruce Bertman, CEO