Form 10KSB
period 2000-12-31
A1 INTERNET COM INC
filed 2002-01-23
CIK 1091566

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2000
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                        Commission file number 000-274243

                       WORLDTEQ GROUP INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Nevada                                            03-7392107
--------------------                               ------------------
(State  or  other                                   (I.R.S. Employer
 jurisdiction  of                                     Identification
incorporation  or                                          No.)
 organization)

15200  Shady Grove Road, Rockville, Maryland             20850
------------------------------------------------      -----------
  (Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code:     (301) 296-4234

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

WorldTeq Group International Inc.'s revenues for its most recent fiscal year ended December 31, 2000 were $1,300,216.

On March 26, 2001, the aggregate market value of the voting stock of WorldTeq Group International, Inc. (consisting of common stock, $0.001 par value) held by non-affiliates of the Registrant (approximately 8,341,165 shares) was approximately $1,042,645 based on the closing price for such common stock ($0.125) on said date as reported by the OTC Pink Sheets.

As of March 26, 2001, there were 11,100,000 outstanding shares of WorldTeq Group International, Inc. common stock.

Documents incorporated by reference: Portions of (a) the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)  YES  NO X

The Index of Exhibits filed with this Report begins on page 28.

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS


                                                                     Page
                                                                     ----
                                   PART  I

Item 1.   Description of Business. . . . . . . . . . . . . . . . .     3

Item 2.   Description of Property. . . . . . . . . . . . . . . . .    16

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .    17

Item 4.   Submission of Matters to a Vote of Security Holders. . .    17

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters    17

Item 6.   Management's Discussion and Analysis or Plan of Operation   18

Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . .   21

Item 8.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . .    21

                                  PART III

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the
            Exchange Act. . . . . . . . . . . . . . . . . . . . .     22


Item 10.  Executive Compensation. . . . . . . . . . . . . . . . .     23

Item 11.  Security Ownership of Certain Beneficial Owners and
            Management. . . . . . . . . . . . . . . . . . . . . .     25

Item 12.  Certain Relationships and Related Transactions. . . . .     26

Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .     28

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .     29

                                     PART I


  ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE HISTORY

WorldTeq Group International, Inc. was incorporated under the laws of Nevada on October 13, 1997, and was originally named Halo Holdings of Nevada, Inc. On October 15, 2001, we amended our articles of incorporation to adopt our current name, which we believe more accurately reflects the business in which we are now engaged.

From the date of our incorporation in 1997 until early 1999 our company was engaged in skydiving and related business ventures. Between February and April 1999 we sold our skydiving business and acquired three companies which are providers of Internet connectivity and related products and services. Specifically, in February 1999 we acquired Virtual Information Express, Inc. a Maryland corporation which provides outsourced Internet services such as e-commerce applications and collaborative technologies. In March 1999, we acquired Computer Ease LLC, a Maryland limited liability company which provides Web design and development services to corporate clients and associations. Computer Ease has since been merged into our subsidiary A1 Internet Services, Inc., a Delaware corporation. In April 1999 we acquired Networld Ohio, Inc., an Ohio corporation, which is an Internet service provider ("ISP") based in Freemont, Ohio. On March 30, 1999, we sold Skydive USA, our subsidiary engaged in the skydiving business and in October of 2000 sold the aircraft used in that business. In June of 2000 we announced our intent to acquire selected assets of Commonwealth Telecommunications in exchange for restricted stock, after completion of our due diligence we chose to unwind this transaction but instead formed WorldTeq Corporation, a Delaware Corporation to focus on adding Long Distance services to our product line. As a result of these transactions, our principal business now is providing Internet access, Long Distance Service and related products and services.

In December of 2000 the Board of Directors voted to discontinue the operations of several companies not focused on our core competencies, with specific focus on cash flow and profits. The companies that ceased operations were: A1 Internet Services Inc., World Link Online Inc., Virtual Information Express Inc., and Gravity Pilot Air, Inc.

Our principal offices are located at 15200 Shady Grove Road, Rockville, MD 20850 (telephone number 301-296-4234).

OVERVIEW

Through our subsidiaries we provide associations and businesses with opportunities to generate revenues by supplying those associations and businesses with Internet technology and Long Distance solutions and services that they can re-offer under their own names and brands. Our products and services enable associations and businesses to offer their members, customers and others a variety of revenue producing solutions and services without making large investments in technology, infrastructure or staff. The principal products and services which we offer are:

-    Web site creation and design;

-    Web site hosting;

-    Co-location;

- Local telephone call access to the Qwest, UUNET and MegaPop Internet networks through the combined network's approximately 1900 points of presence located across the United States and in Canada;

-    Complete electronic commerce services;

- E-mail and related services such as conference and bulletin board facilities and mailing list management; and

- Web centric applications such as calendar services, document management and encryption.

-    Long Distance service and Calling Cards.

We also sell educational courses developed by others to persons who receive those courses over the Internet. In addition, we own one regional ISP located in Fremont, Ohio which had a total of 3,120 subscribers as of December, 2000. Recently we incorporated WorldTeq Corporation to investigate our ability to add Long Distance products to our offerings. WorldTeq is a new operation which has not yet generated a significant number of subscribers or material revenues.

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

Enterprises generally utilize two types of Internet services: connectivity and valued-added services. Connectivity services provide access to the Internet, while value-added services consist of products such as Web design and hosting, electronic commerce services, and communication services that improve the internal and external operations of an enterprise. Internet connectivity and value-added services represent two of the fastest growing segments of the telecommunications services market. The availability of Internet access, the advancements in technologies required navigating the Internet and the proliferation of content and applications available over the Internet have attracted a growing number of Internet users.

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

As is typical in the case of a new and rapidly evolving industry the Internet is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. Demand for recently introduced products and services are subject to a level of uncertainty. Despite growing interest in the many uses of the Internet some potential users could be deterred from purchasing Internet access services because of a perceived inconsistent quality of service, the need to deal with multiple and frequently incompatible vendors, and perceived inadequate protection of the confidentiality of stored data and information moving across the Internet. In particular, a perceived lack of security of commercial data, such as credit card numbers, could impede commercial exploitation of the Internet. There can be no assurance that encryption or other technologies will satisfactorily address these security concerns. The adoption of the Internet for commerce and communications, particularly by those individuals and enterprises which have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business.

OUR  BUSINESS  STRATEGY

Our business strategy is to combine the global scale of tier one providers with the local presence of regional and local ISPs. We provide affordable connectivity on a global scale by contracting with Qwest, UUNET, and MegaPop, leading tier one providers, for access to their Internet network at a fixed monthly fee per end-user. We enable associations, membership sales organizations and other affinity groups to create non-dues revenue and sales programs by offering their members high quality Internet products and services without the investment in technology, equipment and personnel that would ordinarily be required to establish an ISP. We enable existing regional and local ISPs to reduce and control their costs, focus their energies on sales and enhance their marketing by providing, at affordable rates, a variety of products and services and high quality support services which those ISPs resell to their customers. In effect, we enable associations, membership sales organizations and ISPs to become virtual ISPs who market under their own name products and services which they purchase from us.

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

ASSOCIATIONS: There are numerous non-profit associations and a number of other affinity groups in the United States. These organizations regularly communicate with established memberships composed of persons with common interests. We offer these organizations a means to communicate with their members and to provide membership services. In addition, our connectivity services generate subscription income and our electronic commerce products provide organizations that are dependent upon membership dues for their revenues with opportunities to realize non-dues revenue without large capital investments.

Membership Marketing Companies. There are many large membership-marketing businesses in the United States which have an established customer base. To these businesses we offer sales programs with opportunities for recurring profits, low barriers to entry and opportunities to build brand equity.

Regional and Local ISPs: There are more than 8,100 ISPs in the United States, according to Thelist.com. We offer these ISPs the opportunity to control their costs by purchasing connectivity and other products and services at a fixed price for each end-user and reselling those products and services under their own names or brands. This allows the ISPs to focus on marketing and provides them with a broader range of products and services than they might otherwise be able to offer.

SALES

Our direct sales force consists of two persons dedicated to association and membership sales and three persons dedicated to the sale of Web site design, Web site hosting, electronic mail services and other value added products. In addition, we utilize indirect sales channels, principally our vendor's network sales force, trade associations and other affinity groups to supplement our direct sales force.

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

CONNECTIVITY

We offer a variety of Internet access solutions; providing basic connectivity to the Internet, as well as value-added products and services such as e-mail that enable our customers to expand their basic Internet connectivity capability. We currently offer both analog and integrated services digital network dial-up access at speeds up to 128 Kbps. We provide this access at local telephone rates by means of approximately 1900 points of presence that we have combine from UUNET, MegaPop and Qwest, which are located throughout the United States and part of Canada. We also offer frame relay dedicated connectivity and Point-To-Point service. Our Flex T-1(TM) Frame Relay Account offers access to T-1 lines on an as needed basis and at bandwidths ranging from 256 Kbps to in excess of 1024 Kbps. We offer a Digital Subscriber Line service that permits access to the Internet at up to 1.5 Mbps. These services accommodate connectivity requirements of Internet users ranging from the single user with a computer in his or her home to work groups and businesses with multiple users.

Our connectivity service prices vary depending on whether the customer is a retail or wholesale customer, although the services made available to both customers are identical. Retail customers are end-users that purchase and utilize our dial up connectivity services directly. Wholesale customers are businesses and associations that resell our services to end-users. We currently charge each retail customer a monthly fee ranging between $17.95, for our basic analog service, and $39.95, for our premium integrated services digital network access. As of December 31, 2000, we had approximately 3,500 retail customers which accounted for 65% of our connectivity customers. Our wholesale customers are charged a monthly fee on a sliding scale based on the number of users utilizing our connectivity services through that wholesale customer. At current usage levels, we charge each wholesale customer $11 per user, per month. As the number of subscribers brought to us by a wholesale customer increases beyond 50,000, the monthly charge per user will decrease until it reaches $7 per month for 250,000 or more users. At December 31, 2000, we had 14 wholesale customers that resell our services to approximately 4,000 end-users who represent 35% of our connectivity customers.

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

WEB  SITE  HOSTING

We offer our customers several options for hosting their Web sites. A customer can share space on a server which also hosts the Web sites of other customers. If a customer chooses, we provide a separate server dedicated to that customer's Web site. A Web site provides a company with a tangible identity and interactive presence on the Internet. The site allows a company to post information about itself that is easily accessible to all Internet users. Web sites are also the basis for providing electronic commerce, where a company can advertise and sell its products and services. We offer a comprehensive range of basic Web site hosting products, as well as a growing suite of enhanced Web site hosting products including electronic commerce solutions. Generally, our customers elect to rely upon us to provide the hardware and software that is necessary to host a Web site. We provide these services from a reliable data center environment. We offer 9 Web site hosting plans, the largest of which provides up to 5,000 megabytes of data transfer per month and up to 50 megabytes of disk storage on servers located at dedicated space in the Exodus network operations center and our own center in Fremont Ohio. The Exodus center is maintained and serviced by on-sight technical personnel 7 days a week, 24 hours a day. Our monthly fees for our plans range from $9.95 to $99.95 per site.

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

ELECTRONIC  COMMERCE

Electronic commerce is the execution of commercial transactions over the Internet. Our electronic commerce services provide businesses the ability to sell products and services on the Internet. We create links to our customers' Web sites that bring purchasers into our customers' on-line stores. Our e-commerce service displays products, takes purchase orders for specified quantities of each product ordered, collects billing addresses, credit card information and shipping information, chooses a shipping method, forwards this data to the seller for completion of each order, and prepares a confirmation of each order for the purchaser. Our servers deploy the latest encryption software and digital signature solutions in order to protect the security of our customers' electronic commerce transactions. Each secure Web Site has its own VeriSign Digital ID or equivalent and dedicated payment system. We work directly with each customer's bank to ensure secure, complete technology transfer while maintaining secure data protection schemes. All customer information is housed on dedicated machines and protected from unauthorized access by our internal firewall. Our system is flexible and permits sellers to add, delete or modify products, add pricing variations, change product descriptions, update prices, and offer different pricing levels or volume discounts. Our platform also enables clients to conduct electronic auctions and to merchandise products in various other ways. Our prices for providing electronic commerce services range from $99 to $249 per month, depending on the complexity of the services desired by our customers.

We have also begun to utilize our electronic commerce platform to sell products ourselves. We are currently offering a series of educational courses delivered over the Internet and are developing a range of Long Distance and Calling Card products. We are negotiating arrangements to obtain other products for sale.

OTHER  SERVICES

We offer a variety of other services, which enable communication over the Internet. These include virtual hosting of electronic mail. This allows users to maintain their own domains while housing their e-mail on our servers. We offer the filtering of unsolicited e-mail. Our List Serve Management product enables the broadcast of e-mail to an established user group. Our E-Share product provides centralized controlled communication among a specified group of people. It is used to conduct training sessions electronically, thereby eliminating the travel and related costs associated with live sessions. Our Web board product is used to post messages to members of a closed group and allows recipients of messages to respond. We offer our customers various combinations of these services which we call packages. We charge our customers a monthly fee per user per package, which varies from $0.10 to $0.50 depending on the complexity of the package.

CUSTOMERS

We provide value added services to Associations. Our association customers include the Christian Telecom Network, Fusion Productions, International Right of Way Association, The Rutherford B. Hayes Presidential Center, and the National Association of Enrolled Agents.

At December 31, 2000 we had approximately 11,000 users of our services. Approximately 3,500 of these were retail customers, and approximately 4,000 were users who came to us through wholesale customers. Retail customers are end-users that purchase and utilize our services directly, while wholesale customers are businesses and associations that resell our services to end-users. In late November and early December 2000 we terminated contracts with two wholesale customers, companies who were resellers of our services. As a result we had approximately 11,000 users of our connectivity services as of December 31, 2000. At present 65% of our revenues are derived from retail customers and 35% from users who came to us though our wholesale customers.

CAPACITY

We define "capacity" to mean the number of customers and the amount of usage which our equipment and systems can service. As our business grows, we attempt to assure that our servers and other equipment are adequate for a larger customer base and for increased usage by each customer. The principal activity for which we must monitor the capacity of our equipment is Web site hosting. Our ability to provide hosting services is directly impacted by the capacity and the number of servers available to us. At present, we have 20 servers, and estimate that at peak usage our facilities are 25% utilized. Based on our customers' historical average usage, our current capacity is sufficient to provide hosting services to more than 100,000 subscribers. Due to our arrangement with Exodus and UUNET, both major providers of bandwidth, we have access to sufficient bandwidth to meet our foreseeable needs.

Our future ability to service increasing numbers of customers depends in part upon our ability to issue bills to, and collect payments from, large numbers of customers. To that end, in December of 2000 the company standardized on Rodopi software and has purchased enough licenses to address our current and expected near future requirements. The license requires no minimum annual payments of any kind. The software is database driven on our own infrastructure and enables us to automatically bill end-users for Internet related services that we provide. We expect Rodopi to significantly enhance our efficiency as we build our customer base by reducing the amount of time and manpower required to manage our customer billings.

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

More particularly, as providers of connectivity we compete with MSN, MegaPop, UUNet, Earthlink, and AOL. We are also dependent upon Qwest, UUNET and MegaPop for access to the Internet. Thus we are both a source of end-users and a competitor for customers of these networks. Our current relationships with these networks have allowed us to negotiate relationships that give us access to the networks at a cost which permits us to price our products competitively. If these relationships were to be terminated or substantially amended our ability to maintain competitive prices to our customers could be materially and adversely affected. Please refer to Risk Factors - We are Dependent on Qwest, UUNET, and MegaPop for Access to the Internet Network. In the area of Web site design we compete with USWeb. Big Planet is a direct competitor in the business of providing packaged Internet services to associations. Each of these competitors has significantly greater market presence, established brand recognition, financial, technical and personnel resources than we have.

We do not have available information which would permit us to accurately measure our market share. However, several major ISPs have reported that they have millions of end-users each; compared to the approximately 11,000 end-users we have at present. In the area of Web site design, and the business of providing packaged Internet services to associations, a number of our competitors have significantly greater revenues than we have, and we believe that we represent substantially less than 1% of these market sectors. We strive to differentiate ourselves from our competitors:

-  by  offering  lower  prices  made  possible  by  our  lower  overhead;

- with our ability to quickly adapt to new developments in our industry resulting from the small size of our organization; and

- by offering the high quality Qwest, UUNET and MegaPop network backbones which many of our other competitors do not offer.

EMPLOYEES

As of December 31, 2000 we had 25 full time employees as follows:

-  3  full  time  employees  in  sales  and  marketing;

-  11  full  time  technical  personnel;

-  4  full  time  employees  in  product  development;  and

-  7  full  time  in  administration.

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

Gravity Pilot Air, Inc., one of our wholly-owned subsidiaries, previously owned two airplanes that it leased to a skydiving company. In December 1999, the aircraft's lessee was 5 months in arrears on its lease payments. We engaged counsel to pursue all available remedies against the lessee, including retaking possession of the aircraft. On March 18, 2000, a shareholder of the lessee agreed to participate in a settlement agreement whereby he would pay us $300,000 to bring current the past due lease payments and to settle various other matters. In addition, the lessee relinquished possession of the airplanes. Following the execution of the settlement agreement we sold one of the airplanes for approximately $710,000. The shareholder breached the agreement and we have perfected a confessed judgment in the amount of $263,000 against any of his personal assets. We have done a preliminary investigation and are unable to find assets sufficient to satisfy this judgment. We have dissolved any assets and have discontinued operations of this entity.

RISK  FACTORS

You should consider carefully the risks described below and other information in this Form 10-KSB. If any of the events identified in the following risk factors actually occur, they could materially adversely affect our business, financial condition and results of operations.

We Have a History of Losses and Cannot Be Certain We will Achieve Positive Cash Flow

For the years ended December 31, 1998 and 1999, we had net losses and negative operating cash flows. For the year ended December 31, 2000, we had a net loss before extraordinary items of $746,116. In addition, we had an accumulated deficit of $19,308,994 as of December 31, 2000. We are likely to continue to incur significant additional losses in the intermediate term.

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

OUR  WEB  PAGE  MAY  HAVE  CONTAINED  CERTAIN  MISLEADING  STATEMENTS

We maintain a web site that contains various information relating to our company. At times that Web Page contained statements which projected millions of dollars of highly profitable billings and accumulation of one million users of our services by 2000. We did not have a factual basis for these statements and have removed them from our Web Page.

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

PURCHASES  AND  SALES  OF  OUR  STOCK  ARE  SUBJECT  TO  PENNY STOCK REGULATIONS

Our stock has had a market price of less than $5.00 per share in recent times. The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price less than $5.00 per share, subject to certain exceptions. During periods when our common stock does not qualify for inclusion on the NASDAQ Small Cap Market or is removed there from, the common stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the public market. Our Limited Operating History makes it Difficult to Assess Our Past Performance and Future Prospects

You have limited historical operating and financial information on which to base your evaluation of our performance and our prospects. We have acquired four companies since the beginning of 1999 and disposed of substantially, all of the businesses in which we were engaged in prior years. This limits the comparability of our operating and financial information from period to period.

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

WE ARE DEPENDENT ON QWEST, UUNET AND MEGAPOP FOR ACCESS TO THE INTERNET NETWORK

Our ability to offer end-user access to a tier one Internet network on an affordable basis is dependent upon our relationship with Qwest, UUNET and MegaPop which charge us a fixed monthly fee for each end-user. This enables us to offer connectivity to tier-one networks for which we pay only when end-users subscribe for our services. If these relationships were to be terminated, or if the terms were to be substantially amended, we might be required to enter into arrangements for bandwidth with others on less favorable terms. There is no assurance that we would be able to purchase connectivity on comparable terms and there is no assurance that we would be able to pass on additional costs to our customers. Our inability to obtain bandwidth on comparable terms could materially and adversely affect our business, financial condition and results of operations.

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

An additional risk associated with acquisitions is that many attractive acquisition candidates do not have audited financial statements and have varying degrees of internal controls. Although we may believe that the available financial information for a particular business is reliable, we cannot guarantee that a subsequent audit would not reveal matters of significance, including with respect to liabilities, contingent or otherwise. We expect that, from time to time in the future, we will enter into acquisition agreements, the pro forma effect of which are not known and cannot be predicted.

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

SALES OF SHARES BY OUR SHAREHOLDERS COULD DEPRESS OUR STOCK PRICE

The market price of our common stock could drop as a result of sales of a large number of our shares in the public market. The perception that such sales may occur could have the same effect. As of January 31, 2000, our executive officers and directors owned, directly or indirectly, approximately 32.05 % of our common stock.

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

WE MAY BE HURT BY SYSTEM FAILURES

Our success is largely dependent upon our ability to deliver high speed, uninterrupted access to the Internet. Any system failure that causes interruptions in our operations could have a material adverse effect on us. We currently rely upon our vendor's Internet Network. Failures in this or any other telecommunications network on which we rely would result in customers' receiving no or diminished access to the Internet.

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

WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH RAPID INDUSTRY CHANGES

The Internet services industry in which we operate is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new service, software and other product innovations. We cannot guarantee that we will be able to identify new service opportunities successfully and develop and bring new products and services to market in a timely and cost-effective manner, or that product, software and services or technologies developed by others will not render our products and services non-competitive or obsolete. In addition, we cannot provide any assurance that our product or service developments or enhancements will achieve or sustain market acceptance or be able to address effectively the compatibility and interoperability issues raised by technological changes or new industry standards.

WE DO NOT EXPECT TO PAY DIVIDENDS

The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters is located at 15200 Shady Grove Road, Suite 350, Rockville, Maryland 20850, where we lease approximately 650 square feet of office space. The month to month term of the lease commenced on December 1, 2000. The monthly rent is $5,380.

We also lease approximately 450 square feet of office space in Sandusky, Ohio at an annual rental of $3,750, and approximately 2800 square feet in Fremont, Ohio at an annual rental of $16,800. The properties are the subject of one-year leases expiring on July 31, 2001.

We sub-lease approximately 300 square feet at Exodus Center for use as our data warehousing facility. The lease has a one-year renewable term and we pay rent at the rate of $12,000 per year. The facility has more than one gigabyte of Internet bandwidth available to us therefore allowing us to provide T-1 hosting services on a pay as you go basis.


ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceeding which could have a material effect upon our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The only matter submitted and approved during a shareholder meeting in November of 2000 was the addition Craig Kendall as a director and adoption of a company stock option plan to be implemented in January of 2001.

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

1998                                         High    Low
----                                        ------  -----
Fourth Quarter (beginning October 10, 1998)  5      3-3/4

1999
----
First Quarter                                7-1/2      1
Second Quarter                               8       5.13
Third Quarter                                7-3/4      5
Fourth Quarter (through December 15, 1999)   6-3/4  3-3/8

2000
----
First Quarter                                5       2.75
Second Quarter                               4.25    2.00
Third Quarter                                3.75    2.25
Fourth Quarter                               2.375   .125

We made the following sales of unregistered common stock during the year ended December 31, 2000. All sales since that date were made by A1 Internet.

  DATE
OF ISSUE   TITLE   PURCHASER   SHARES SOLD   CONSIDERATION   EXEMPTION
--------   -----   ---------   -----------   -------------   ---------

                         NO SALES WERE MADE DURING 2000


In connection with a private placement offering in July 1999 we are obligated to issue warrants to the investors and the placement agents if gross sales of $13,000,000 are not achieved as of specified dates. During the time frame we were $422,359 short of our goal and therefore the investors will receive 100,000 warrants and each placement agent will receive 50,000 warrants. These warrants will have an exercise price of $2.75 and a term of five years from the date of issuance.

In addition, we have issued and outstanding warrants to purchase 500,000 shares of our common stock at an exercise price of $.10 per share and warrants to purchase 386,650 shares of common stock exercisable at $5.50 per share.

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is based on the audited consolidated financial statements for the years ended December 31, 2000 and 1999. Readers should note that during the periods covered by these financial statements we were engaged in a variety of businesses. Prior to engaging in the business of providing Internet access and related services we operated a skydiving business. We sold our skydiving business in the first quarter of 1999. We continued to receive rental income by leasing our airplanes to the purchasers of the skydiving business through the fourth quarter of 1999. We suspended our airplane leasing activities as of December 31, 1999 and we are reporting these activities as discontinued in our audited financial statements to this form 10KSB. In the first quarter of 2000 we sold our available assets and discontinued all operations. During 2000 we reviewed all of our business units and made decisions that impacted several entities that we have chosen to discontinue. These companies include: A1 Internet Services, Inc., Virtual Information Express Inc., and World Link Inc., our audited statements include extraordinary charges related to these activities but revenue figures are not included.

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

To meet our growth expectations, we anticipate that we will need to add up to 5 additional employees in the areas of computer programming, marketing, customer service and sales over the next twelve months. We will also need to invest approximately $100,000 in capital assets to maintain and upgrade our network.


The following table sets forth certain information about the source of our revenues and costs of sales:

                          2000       %       1999       %
                        ---------  ------  ---------  ------
REVENUES
Connectivity & Hosting    928,508    71.4  1,208,031    29.6
Design Fees               246,819    19.0    382,375     9.4
Electronic Commerce       124,889     9.6  2,496,810    61.0
                        ---------  ------  ---------  ------
                        1,300,216   100.0  4,087,216   100.0
                        ---------  ------  ---------  ------

COST OF SALES
Connectivity & Hosting    361,239    79.0    656,607    19.6
Design Fees                50,300    11.0    253,151     7.6
Electronic Commerce        45,730    10.0  2,437,162    72.8
                        ---------  ------  ---------  ------
                          457,269   100.0  3,346,920   100.0
                        ---------  ------  ---------  ------

Results of Operations - Twelve Months Ended December 31, 2000 Compared to Twelve Months Ended December 31, 1999

REVENUES

Total revenues decreased from $4,301,253 to $1,300,216 in the twelve months ended December 31, 2000. In the twelve months ended December 31, 2000, revenues were derived from the following sources:

                                                            Twelve Months Ended
                                                            December 31, 2000

Internet related businesses                                      $1,300,216


The principal components of our revenues from our Internet-related businesses were:

                                                            Twelve Months Ended
                                                            December 31, 2000
Connectivity & Hosting                                      $928,508      71.4%
Design Fees                                                 $246,819      19.0%
Electronic Commerce                                         $124,889       9.6%


COST OF SALES

Cost of sales decreased from $3,359,943 in the twelve months ended December 31, 1999 to $457,269 in the twelve months ended December 31, 2000. In the twelve months ended December 31, 2000, the cost of sales consisted primarily of Internet-related costs as follows:

                                                   Twelve Months Ended
                                                    December 31, 2000
     Connectivity                                  $361,239          79.0%
     Design Fees                                   $50,300           11.0%
     Electronic Commerce                           $45,730           10.0%


OPERATING EXPENSES

The following table sets forth certain information regarding operating expenses:

                                                            Twelve Months Ended

                                                          2000              1999
     OPERATING EXPENSES
     Advertising                                   49,222       2.9    145,972    2.9
     Salaries and related expenses                408,561      24.3  1,151,560   22.6
     Travel and entertainment                     314,521      18.7    131,550    2.6
     Bad debt expense                             613,674      36.5    265,256    5.2
     Legal and professional                        61,269       3.6    428,732    8.4
     Occupancy costs                               55,000       3.3    194,457    3.8
     General and administrative                    21,858       1.3    429,796    8.4
     Consulting                                    17,785       1.0    261,849    5.1
     Depreciation and amortization                139,845       8.4  2,092,507   41.0
                                                ---------  --------  ---------  -----
                Total Operating Expenses        1,681,735     100.0  5,101,679  100.0

LIQUIDITY AND CAPITAL RESERVES

Since our inception we have financed our operations primarily through private sales of our stock. Total net proceeds from the sale of equity securities in the period between the company's formation and December 31, 2000 amounted to approximately $4,845,000.

CASH FLOW

Operating activities used cash of $2,090,748 and $5,173,620 in the twelve months ended December 31, 1999 and 2000, respectively.

Investing activities used cash of $2,152,826 and $4,713,106 in the twelve months ended December 31, 1999 and 2000, respectively.

Net cash flow generated by financing activities was a gain of $4,852,760 and a deficit of $<136,119> in the twelve months ended December 31, 1999 and 2000, respectively.

WORKING CAPITAL

Working capital, defined as the excess of the company's current assets over its current liabilities, was a deficit of <$400,182> at December 31, 2000 compared to an excess of $494,378 at December 31, 1999.

As of December 31, 2000 the company had no borrowing facility established with a financial institution. We expect that we will need approximately $200,000 to fund our operations through the next twelve months. We intend to fund our operations through the next twelve months through working capital.


ITEM 7. FINANCIAL STATEMENTS

Information with respect to this item is contained in the consolidated financial statements beginning on page F-1 of this Report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended December 31, 2000, we have retained Michael Johnson & Co. LLC as our principal independent accountant to replace Spicer Jeffries and Co., our principal accountant for the fiscal year ended December 31, 1999. Spicer Jeffries report on our financial statements for the prior fiscal year did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principals. The decision to change accountants was approved by our Board of Directors. There were no disagreements with our former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved would have caused our former accountant to make reference to the subject matter of the disagreement(s) in connection with its report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth information regarding the executive officers and directors of the Company.

       Name                 Age     Position                 Since
----------------------      ---  -------------------       -----------
Bruce Bertman                43  President, Treasurer      March 1999
                                 and Chairman of the
                                 Board of Directors

Craig Kendall                43  Director                  December 2000

Donald Dea                   46  Secretary and Director    October 1999

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

Craig Kendall - Mr. Kendall serves as President of Kendall & Company, an accounting services firm since June, 1995 and Chief Financial Officer of MoneyZone.com since June, 1999. From June 1989 to June 1995, he served as the Chief Financial officer for RENEX Corporation, a computer data communication software development and manufacturing firm. He is a licensed Certified Public Accountant in the states Maryland and Virginia.


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

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, or upon written representations received by us, we are not aware of any failure by an officer, director or beneficial owner of more than 10% of the our common stock to file timely with the Securities and Exchange Commission any Forms 3, 4 or 5 relating to the fiscal year ended December 31, 2000.

  ITEM 10. EXECUTIVE COMPENSATION

(a) GENERAL. No salary or regular compensation is paid to our directors. Pursuant to our By-laws, directors are eligible to be reimbursed for their actual out of pocket expenses incurred in attending Board of Directors meetings and other director functions, as well as fixed fees and other compensation to be determined by the Board of Directors. No such compensation or expense reimbursements have been requested by the directors or paid to date. Salary amounts paid and stock options granted to our executive officers are detailed in subsection (b) below.

(b) SUMMARY COMPENSATION TABLE. The following table sets forth certain summary information concerning the compensation paid to the Chief Executive Officer and certain executive officers for the fiscal years ended December 31, 1999 and 2000.

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------
                                                       Annual        Long-Term Compensation
                                                    Compensation
----------------------------------------------------------------------------------------------
NAME AND PRINCIPAL POSITION                      FISCAL  SALARY ($)  SECURITIES    ALL OTHER
                                                  YEAR               UNDERLYING  COMPENSATION
                                                                      OPTIONS         ($)
                                                                      SARS (#)
----------------------------------------------------------------------------------------------
BRUCE BERTMAN                                      2000     101,760         N/A       7,800(1)
----------------------------------------------------------------------------------------------
PRESIDENT, TREASURER AND CHAIRMAN OF THE BOARD     1999      96,000         N/A            N/A
----------------------------------------------------------------------------------------------
DONALD DEA(2)                                      2000         N/A         N/A            N/A
----------------------------------------------------------------------------------------------
SECRETARY AND DIRECTOR                             1999         N/A         N/A            N/A
----------------------------------------------------------------------------------------------
CRAIG KENDALL(3)                                   2000         N/A         N/A            N/A
----------------------------------------------------------------------------------------------
DIRECTOR                                            N/A         N/A         N/A            N/A
----------------------------------------------------------------------------------------------
KARLA ARNDT (4)                                    2000      57,000        N/A             N/A
----------------------------------------------------------------------------------------------
ASSISTANT SECRETARY                                1999         N/A         N/A            N/A
----------------------------------------------------------------------------------------------
JEFF LIEBERMAN(5)                                  2000      96,000         N/A            N/A
----------------------------------------------------------------------------------------------
VICE PRESIDENT OF SALES                            1999      96,000         N/A            N/A
----------------------------------------------------------------------------------------------


(1)  Mr. Bertman receives an automobile allowance of $650 per month.

(2) Mr. Dea joined us in October 1999. Mr. Dea does not receive any salary or bonus.

(3) Mr. Kendall joined us in December of 2000. Mr. Kendall does not receive any salary or bonus.

(4) Ms. Arndt has been a full time employee of the company since 1999.

(5) Mr. Lieberman has been a full time employee of the company since 1999.

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

(g) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT. On March 5, 1999, we entered into an Employment Agreement with Bruce Bertman, the "Employment Agreement"). This Employment Agreement is for a term of two years, commencing March 5, 1999. Unless we or the employee provide notice of intent to terminate, the term of the Employment Agreements is to automatically renew for additional one year periods. The Employment Agreements provide for Mr. Bertman to receive a base salary of $96,000 per year each, which amounts are to increase by 6% per year beginning on the first anniversary of the term. In addition to the base salary, the Employment Agreement calls for the reimbursement of all ordinary business expenses, as well as the payment of 80% of the cost of Family Health Insurance. The Employment Agreement provides Mr. Bertman with a $650 per month automobile allowance, and two weeks vacation per year, with additional vacation to accrue at a rate of 1 week for each additional year of employment.

(h) REPORT ON REPRICING OF OPTIONS/SARs. None.

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

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of A1 Internet's common stock and Series A preferred stock as of January 31, 2000, by each shareholder known by us to be the beneficial owner of more than 5% of WorldTeq Group International's common stock or Series A preferred stock, each director and all executive officers and directors as a group. Unless otherwise indicated by footnote, each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned.

TITLE OF CLASS        NAME AND ADDRESS             Number of Shares Owned          % OF CLASS
--------------        ----------------             ----------------------          ----------
  Common           Bruce Bertman                          3,368,000(1)                30.34
                   19200 Autumn Maple Lane
                   Gaithersburg, MD 20879

  Common           Larry Kerschenbaum                       100,000(2)                 0.90
                   255 Wychmer Terr.
                   Wellington, FL 33414

  Common           Noved Holdings Inc.                      565,000                    5.09
                   932 Burke Street
                   Winston Salem, NC 27101
                   255 Wychmer Terr.
                   Wellington, FL 33414

  Common           Donald Dea                                40,000(3)                 0.36
                   12 Saint Ebbas Drive
                   Penfield, NY 14526

  Common           Craig Kendall                            100,000(4)                 0.90
                   1654 Plaza America Drive
                   PMB 144
                   Reston, VA  20190


  Preferred        Richard Greene                            70,000                    6.27
                   15 Melville Lane
                   Great Neck, NY 11023

  Preferred        James Kotsopoulos                        100,000                    8.96
                   5662 Jerez Ct.
                   Fort Myers, FL 23914

  Preferred        Steven Etra                              130,000(5)                11.65
                   Heather Hill Road
                   Brookville, NY 11545

  Preferred        Jay Raubvogel                            222,222                   19.92
                   5 Brook Lane
                   Brookville, NY 11545

  Common           All Executive officers and
                   directors as a group                   3,558,000 (6)               32.05


Notes:

(1) Total shares includes 111,000 shares issued in the name of Cyber Realm, Inc.,. Mr. Bertman is a principle shareholder of this company, and has sole voting authority for all of these shares. Mr. Bertman is Chairman and CEO for WorldTeq Group International.
(2)  Mr. Kerschenbaum is a former officer and former board member.
(3)  Mr. Dea is a current member of the Board of Directors.
(4)  Mr. Kendall was a member of the Board of Directors during 2000.
(5) Total shares include 65,000 shares issued in the names of SRK, Asc. for which Mr. Etra has sole voting authority.
(6) Total includes Mr. Bruce Bertman, Mr. Donald Dea, Mr. Craig Kendall, Mr. Jeff Lieberman, and Ms. Karla Arndt.


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

BRUCE BERTMAN

On February 1, 1999, we entered into an Exchange Agreement with Bruce Bertman, our present Chief Executive Officer, President, Treasurer and Chairman of the Board, pursuant to which we purchased 100% of the outstanding common stock of Virtual Information Express from Mr. Bertman in exchange for 300,000 shares of our restricted common stock, valued at $2 per share. Our Board of Directors valued our common stock at $2 per share based upon its determination that the market would not support a higher valuation. Our common stock was quoted on the OTC Bulletin Board at approximately $5.50 per share from January to March, 1999. However, there was minimal trading volume during this period. In addition, in December 1998 we undertook a private offering of our common stock at $2 per share which was completed in April 1999. The Board determined that the price of $2 per share used in the offering was an accurate indicator of what investors were willing to pay for our common stock at the time.

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


     27.1                Financial Data Schedule (filed herewith).


(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       WORLDTEQ GROUP INTERNATIONAL, INC.


Date: January 22, 2002                     By:  /s/  Bruce Bertman
                                          BRUCE BERTMAN, PRESIDENT


In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                         Title                       Date
-------------------      ----------------------------------  ----------------

/s/  Bruce Bertman       President, Treasurer and             January 22, 2002
     Bruce Bertman       Chairman of the Board of Directors

/s/  Donald Dea          Secretary and Director               January 22, 2002
     Donald Dea

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                                      INDEX

           Page
           ----                    FINANCIAL STATEMENTS:
           F-1                     Independent Auditors' Reports

           F-2 - F-7               Audited Consolidated Financial
                                   Statements of WorldTeq Group International,
                                   Inc. and Subsidiaries for the years ended
                                   December 31, 1999 and 2000, including related balance sheets, and statements of operations, comprehensive income, changes in shareholders' equity and cash flows.

           F-8                     Notes to Consolidated Financial
                                   Statements of WorldTeq Group International,
                                   Inc. and Subsidiaries.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors

WorldTeq Group International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WorldTeq Group International, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, cash flows, and statements of shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldTeq Group International, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year ended in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1999, were audited by other accountants, whose report dated March 3, 2000, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     /s/  Michael  Johnson  &  CO.  LLC

     Denver,  Colorado
     January  16,  2002

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY A1 INTERNET.COM, INC.)
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                 2000           1999
                                             -------------  ------------
ASSETS

CURRENT ASSETS:
Cash                                         $     22,758   $   619,391
Accounts receivable                                 8,873       320,718
Notes receivable - current portion                      -        33,333
Due from related parties                           18,333        97,750
Other receivables                                       -        57,826
Prepaid expenses                                    4,696       232,432
Net assets of discontinued operations                   -       253,918
Other assets                                       64,443        23,136
                                             -------------  ------------
  Total Current Assets                            119,103     1,638,504
                                             -------------  ------------

FIXED ASSETS:
Computers, software and equipment                 360,124     2,468,809
Less: accumulated depreciation                   (217,386)     (601,231)
                                             -------------  ------------
                                                  142,738     1,867,578
                                             -------------  ------------
OTHER ASSETS:
Investments                                             -     1,899,330
Goodwill, net of amortization                     233,784     8,262,490
Contracts                                               -     1,248,000
Note receivable                                         -        46,987
Other                                                   -       160,073
                                             -------------  ------------
                                                  233,784    11,616,880
                                             -------------  ------------

      TOTAL ASSETS                           $    495,625   $15,122,962
                                             =============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Account payable and accrued expenses         $    272,390   $   686,418
Loans payable - shareholders                      246,895       361,674
Note payable                                            -        96,034
                                             -------------  ------------
 Total Current Liabilities                        519,285     1,144,126
                                             -------------  ------------

SHAREHOLDERS' EQUITY:
Preferred stock: $.001 par value, 5,000,000
  shares authorized, issued and outstanding
  1,115,533 shares                                  1,115         1,115
Common stock, $.001 par value, 20,000,000
  shares authorized, issued and outstanding
  11,100,000 and 9,422,000 respectively            11,100         9,422
Additional paid-in capital                     19,273,119    18,966,558
Notes receivable - common stock                         -      (940,000)
Accumulated other comprehensive income                  -     1,793,497
Retained deficit                              (19,308,994)   (5,851,756)
                                             -------------  ------------
                                                  (23,660)   13,978,836
                                             -------------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    495,625   $15,122,962
                                             =============  ============

The accompanying notes are an integral part of these statements.

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY A1 INTERNET.COM, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       2000           1999
NET SALES                                          $  1,300,216   $ 4,087,216

COST OF SALES                                           457,269     3,346,920
                                                   -------------  ------------

GROSS PROFIT                                            842,947       740,296
                                                   -------------  ------------


OPERATING EXPENSES:
Salaries and related expenses                           408,561     1,151,560
Travel                                                  314,521       131,550
Bad debt expense                                        613,674       203,808
Legal and professional                                   61,269       428,732
Occupancy costs                                          55,000       194,457
Advertising                                              49,222       145,972
General and administrative                               21,858       397,755
Consulting                                               17,785       261,849
Depreciation and amortization                           139,845     1,991,681
                                                   -------------  ------------
  Total Operating Expenses                            1,681,735     4,907,364
                                                   -------------  ------------

OTHER INCOME (EXPENSE):
Consulting fees and special compensation                      -      (897,500)
Other income                                             92,672        32,577
Interest expense                                              -       (34,793)
                                                   -------------  ------------
  Total Other Expenses                                   92,672      (899,716)
                                                   -------------  ------------

NET LOSS FROM CONTINUING OPERATIONS                    (746,116)   (5,066,784)
                                                   -------------  ------------

DISCONTINUED OPERATIONS:
Loss from operations of discontinued subsidiary      (4,221,666)      (84,967)
Gain on disposal of subsidiary                         (373,845)       42,864
Net loss on writedown of goodwill of subsidiaries    (8,115,611)            -
                                                   -------------  ------------
TOTAL LOSS FROM DISCONTINUED OPERATIONS             (12,711,122)      (42,103)
                                                   -------------  ------------

EXTRAORDINARY ITEM - Forgiveness of Debt                      -        90,000
                                                   -------------  ------------

NET LOSS                                           $(13,457,238)  $(5,018,887)
                                                   =============  ============

Basic and diluted earnings per common share:

Net loss from continuing operations                $      (0.07)  $     (0.61)
                                                   -------------  ------------

Discontinued operations                            $      (1.24)  $     (0.01)
                                                   -------------  ------------

Extraordinary item                                 $          -   $      0.01
                                                   -------------  ------------

Net Loss                                           $      (1.31)  $     (0.61)
                                                   -------------  ------------

Weighted Average Shares Outstanding                  10,261,000     8,276,805
                                                   -------------  ------------


The accompanying notes are an integral part of these statements.

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY A1 INTERNET.COM, INC.)
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------


                                       2000           1999
NET LOSS                           $(13,457,238)  $(5,018,887)

OTHER COMPREHENSIVE INCOME:
Unrealized holding gains (losses)    (1,793,497)    1,793,497
                                   -------------  ------------
COMPREHENSIVE LOSS                 $(15,250,735)  $(3,225,390)
                                   =============  ============


The accompanying notes are an integral part of these statements.

                                       WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                                                (FORMERLY A1 INTERNET.COM, INC.)
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                    Preferred Stock              Common Stock                 Paid-In       Notes
                                        Shares       Par Value      Shares      Par Value     Capital     Receivable
                                    ---------------  ----------  -------------  ----------  -----------  ------------
Balances, December 31, 1998                       -  $        -     4,300,000       4,300   $1,100,700   $         -

Issuance of common stock for
 cash and notes receivable, less
 offering costs of $50,000                        -           -       500,000         500      949,500      (240,000)

Issuance of warrants for offering
 costs of $60,000 and acquisition
 costs of $717,979                                -           -             -           -      767,979             -

Business acquisitions:
 Virtual Information Express, Inc.                -           -       300,000         300      599,700             -
 Computer Ease, LLC.                              -           -     4,000,000       4,000    7,996,000             -
 Networld Ohio, Inc.                              -           -        37,000          37       73,963             -

Reacquired shares through
 disposition of Skydive USA                       -           -      (400,000)       (400)    (799,600)            -

Gain on sale of Skydive USA
 to shareholders                                  -           -             -           -      514,383             -

Shares issued for services                        -           -       342,500         343      897,157             -

Shares issued in private sale                     -           -        32,500          32       32,468             -

Conversion of shareholder loan                    -           -       120,000         120      372,572             -

Conversion of shareholder loan                    -           -             -           -      177,331             -

Issuance of warrants in connection
 with notes payable                               -           -             -           -      127,820             -

Conversion of notes payable to
 preferred stock, net of warrants
 issued                                     145,222         145             -           -      525,535             -


                                        Other                    Accumulated
                                    Comprehensive
                                        Income       Deficit        Total
                                    --------------  ----------  -------------
Balances, December 31, 1998         $            -  $(832,869)  $    272,131

Issuance of common stock for
 cash and notes receivable, less
 offering costs of $50,000                       -          -        710,000

Issuance of warrants for offering
 costs of $60,000 and acquisition
 costs of $717,979                               -                   767,979

Business acquisitions:
 Virtual Information Express, Inc.                                   600,000
 Computer Ease, LLC.                             -          -      8,000,000
 Networld Ohio, Inc.                             -          -         74,000

Reacquired shares through
 disposition of Skydive USA                      -          -       (800,000)

Gain on sale of Skydive USA
 to shareholders                                 -          -        514,383

Shares issued for services                       -          -        897,500

Shares issued in private sale                    -          -         32,500

Conversion of shareholder loan                   -          -        372,692

Conversion of shareholder loan                   -          -        177,331

Issuance of warrants in connection
 with notes payable                              -          -        127,820

Conversion of notes payable to
 preferred stock, net of warrants
 issued                                          -          -        525,680


                                      Preferred               Common                                             Other
                                      Stock                   Stock                     Paid-In      Notes       Comprehensive
                                      Shares    Par Value     Shares      Par Value     Capital      Receivable  Income
                                     ---------  ----------  ----------  -----------  ------------  ------------  -------------
Issuance of preferred stock, net of
 offering costs of $763,940            970,331         970           -            -     3,601,590             -             -

Shares issued in private sale to
  board member                               -           -     100,000          100       199,900      (200,000)            -

Shares issued in connection with
 acquisitions of contracts to
 provide internet service                    -           -     190,000          190     1,329,810             -             -

Shares issued for note receivable            -           -     250,000          250       499,750      (500,000)            -

Return of common stock to the
 Company                                     -           -    (350,000)        (350)            -             -             -

Net loss                                     -           -           -            -             -             -             -

Other comprehensive income                   -           -           -            -             -             -     1,793,497
                                     ---------  ----------  ----------  -----------  ------------  ------------  -------------
Balance - December 31, 1999          1,115,553       1,115   9,422,000        9,422    18,966,558      (940,000)    1,793,497
                                     ---------  ----------  ----------  -----------  ------------  ------------  -------------

Issuance of stock for
  asset purchase - CTNA                      -           -   1,200,000        1,200     1,198,800             -             -

Issuance of stock for services               -           -     478,000          478        47,771             -             -

Return of common stock to the
Company in lieu of notes receivable          -           -           -            -      (940,000)      940,000             -

Net loss                                     -           -           -            -             -             -             -

Other comprehensive income                   -           -           -            -             -             -    (1,793,497)
                                     ---------  ----------  ----------  -----------  ------------  ------------  -------------
Balance - December 31, 2000          1,115,553  $    1,115  11,100,000   $   11,100   $19,273,129   $         -   $         -
                                     ---------  ----------  ----------  -----------  ------------  ------------  -------------

                                                     Accumulated
                                        Deficit      Total
                                     ------------  -------------
Issuance of preferred stock, net of
 offering costs of $763,940                     -     3,602,560

Shares issued in private sale to
  board member                                  -             -

Shares issued in connection with
 acquisitions of contracts to
 provide internet service                       -     1,330,000

Shares issued for note receivable               -             -

Return of common stock to the
 Company                                        -          (350)

Net loss                               (5,018,887)   (5,018,887)

Other comprehensive income                      -     1,793,497
                                     ------------  -------------
Balance - December 31, 1999            (5,851,756)   13,978,836
                                     ------------  -------------

Issuance of stock for
  asset purchase - CTNA                         -     1,200,000

Issuance of stock for services                  -        48,249

Return of common stock to the
Company in lieu of notes receivable             -             -

Net loss                              (13,457,238)  (13,457,238)

Other comprehensive income                      -    (1,793,497)
                                     ------------  -------------
Balance - December 31, 2000          $(19,308,994)      (23,650)
                                     ------------  -------------

The accompanying notes are an integral part of these statements.

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY A1 INTERNET.COM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      -------------------------------------

                           INCREASE (DECREASE) IN CASH

                                                            2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                               $(13,457,238)  $(5,018,887)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                            139,845     2,092,507
    Bad debt expense                                         259,935       265,256
    Forgiveness of debt                                            -       (90,000)
    (Loss) Gain on disposal of subsidiary                   (373,845)      (42,864)
    Issuance of common stock for services                          -       897,500
    Writedown of goodwill on subsidiaries                  8,115,611             -
    Decrease (Increase) in trade receivables                 311,845       (34,697)
    Increase in other receivables and other assets            16,519      (143,923)
    Decrease (Increase) in prepaid expenses                  227,736      (242,174)
   (Decrease) Increase in accounts payable                  (414,028)      226,534
                                                        -------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                     (5,173,620)   (2,090,748)
                                                        -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Decrease) Increase in related party receivables            85,043      (124,930)
  Issuance of note receivable                                      -      (100,000)
  Payments on note receivable                                      -        19,680
  Purchase of investments                                  1,899,330      (105,833)
  Acquisition of contracts                                 1,408,073      (168,000)
  Acquisition of subsidiaries, net of cash acquired        1,320,660       (97,354)
  Purchase of property and equipment                               -    (1,576,389)
                                                        -------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                      4,713,106    (2,152,826)
                                                        -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder loans                                  -       888,773
  Payments on shareholder loans                              (99,035)     (683,723)
  Proceeds from notes payable                                      -     1,003,500
  Payments on notes payable                                  (37,084)     (700,850)
  Issuance of common stock, net                                    -       742,500
  Issuance of preferred stock, net                                 -     3,602,560
                                                        -------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   (136,119)    4,852,760
                                                        -------------  ------------
NET (DECREASE) INCREASE IN CASH                             (596,633)      609,186

CASH - beginning of period                                   619,391        10,205
                                                        -------------  ------------

CASH - end of period                                    $     22,758   $   619,391
                                                        =============  ============


The accompanying notes are an integral part of these statements.

                      WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                                (FORMERLY A1 INTERNET.COM, INC.)
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                             -------------------------------------

                                  INCREASE (DECREASE) IN CASH
                                          (Continued)
                                                                          2000         1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                                $   15,000  $   125,684
                                                                       ==========  ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
 Conversion of loans payable to capital                                $        -  $   550,023
                                                                       ==========  ============
  Issuance of common stock for notes receivable                        $        -  $   940,000
                                                                       ==========  ============

  Retirement of common stock from disposition of subsidiary            $        -  $   800,000
                                                                       ==========  ============

  Issuance of warrants in connection with notes payable                $        -  $   127,820
                                                                       ==========  ============

  Conversion of notes payable to preferred stock                       $        -  $   525,680
                                                                       ==========  ============

  Issuance of common stock for acquisition                             $1,200,000  $ 1,330,000
                                                                       ==========  ============

  Issuance of warrants for offering costs and acquisition costs        $        -  $   767,979
                                                                       ==========  ============

  Issuance of common stock for services                                $   48,249  $         -
                                                                       ==========  ============


The Company purchased all of the capital stock of Virtual Information
Express, Inc., Computer Ease, LLC. and Networld Ohio, Inc. for cash, notes payable and common stock. In connection with the acquisitions, liabilities were assumed as follows:

    Fair value                                                         $        -  $10,867,279
    Cash paid, net of cash acquired                                             -      (97,354)
    Notes payable issued                                                        -     (180,000)
    Common stock issued                                                         -   (8,674,000)
    Common stock warrants issued                                                -     (717,979)
                                                                       ----------  ------------
       Liabilities assumed                                             $        -  $ 1,197,946
                                                                       ==========  ============

The accompanying notes are an integral part of these statements.

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY A1 INTERNET.COM, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL:
         --------

     ORGANIZATION AND BUSINESS

     The consolidated financial statements include WorldTeq Group International, Inc. (formerly A1 INTERNET.COM Holdings of Nevada, Inc.) (The "Company") and its wholly owned subsidiaries, Networld Ohio, Inc., and WorldTeq Corporation. The results of operations of business acquired that have been accounted for under the purchase method of accounting are included in operations from the date of acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

     The Company, through its subsidiaries, provides internet connectivity through two networks throughout the United States and Canada and related products and services, including Web design. The Company's ability to offer end-user access to an internet network is dependent upon the Company's contractual relationships with both providers. Should these contracts be terminated or terms amended, the Company might be required to enter into other arrangements with others on less favorable terms. In addition, the Company relies on outside parties to market their products and services to end-users.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         ------------------------------------------

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

     NET EARNING (LOSS) PER SHARE

     Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments, including cash, receivables, investments and other current assets, are carried at amounts which approximate fair value. Accounts payable, loans and notes payable and other liabilities are carried at amounts which approximate fair value.

     ACCOUNTS RECEIVABLE

     The Company performs on-going credit evaluations of its customers. The Company has established an allowance for doubtful accounts at December 31, 2000 of $2,000.

     INCOME TAXES

     The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

     PROPERTY AND EQUIPMENT

     All fixed assets are recorded at cost. Depreciation and amortization of computers and equipment are computed using the straight-line method based on the estimated useful lives of three to seven years.

     INVESTMENTS

     The Company has classified its equity securities as marketable securities. Marketable securities are carried at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity. These market securities subject the Company's financial position to market risk. The Company may experience losses if the market values of these securities decline. At December 31, 2000, the Company had written these securities off.

     GOODWILL

     Goodwill is amortized on a straight-line basis over a period of five years.

     LONG-LIVED ASSETS

     The Company reviews its long-lived assets for impairment whenever changes in circumstances indicated that the carrying amount of an asset might not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

REVENUE RECOGNITION

     The Company recognizes revenue from connectivity and web hosting over the period that the service is provided. Revenue from technical support is recognized when the work is completed. Electronic commerce revenue is recognized at the time of sale. Web design revenue is recognized as such revenues accrue under the terms of the related contract. Revenue from installation and start-up charges is recognized over the expected benefit period.

NOTE 3 - BUSINESS COMBINATIONS
        ----------------------


     NETWORLD OHIO, INC.

     Networld Ohio, Inc. ("Networld") was incorporated on June 15, 1995 and is engaged in the business of providing internet service. The Company acquired Networld in April 1999. The acquisition consisted of a cash payment of $105,000, 37,000 share of common stock at $2.00 per share, and a short term non-interest bearing promissory note of $180,000, which matured on December 15, 1999. This transaction was accounted for using the purchase method of accounting. At the time of the purchase, assets and liabilities of Networld were $235,007 and $247,142 respectively. The excess of the cost of the acquisition over the fair value of the net assets acquired was recorded as goodwill of $371,135.

     WORLDTEQ CORPORATION

     WorldTeq Corporation ("WorldTeq") a wholly owned subsidiary of the Company was formed as a new corporation on October 12, 2000 under the laws of the State of Delaware. WorldTeq's primary business operations are the resale of long distance and communications products.

NOTE 4 - SHAREHOLDERS' EQUITY
         --------------------

     COMMON STOCK

     On January 15, 1998, the Company authorized the issuance of its common stock pursuant to a private placement offering of 500,000 common shares at $1.00 per share. This offering resulted in the issuance of 500,000 shares with the proceeds to the Company of $500,000.

     In November 1998, 300,000 share of the Company's preferred stock were converted to common stock on a 1for 1 basis.

     During 1999, The Company issued and reacquired common shares in connection with business acquisitions and disposals.

     On January 29, 1999, the Company authorized the issuance of its common shares pursuant to a private placement offering of 500,000 common shares at $2.00 per share.

     During the period ended December 31, 1999, the Company issued 342,500 common shares for services, of which 282,500 shares of common stock were sold for $1.00 per share in a private sale to current shareholders. Also, 120,000 share of common stock were issued to an officer and stockholder as repayment of a $372,692 debt. Another shareholder forgave debt totaling $177, 331, which was credited to paid-in capital.

     In July 1999, the Company issued 100,000 shares of common stock at $2.00 per share to a director of the Company for a note receivable. In August 1999, the Company also issued 250,000 shares of common stock at $2.00 per share to a shareholder of the Company for a note receivable.

     In August 1999, the Company acquired certain contracts from an unrelated entity to provide internet services for cash of $168,000 and 190,000 shares of common stock valued at $7.00 per share.

NOTE 4 - SHAREHOLDERS' EQUITY: CONTINUED
         -------------------------------

     PREFERRED STOCK

     In July 1999, the Company commenced a private placement offering of its Series A preferred stock at $4.50 per share. This offering resulted in the issuance of 970,331 shares with proceeds to the Company of $3,602,560, net of offering costs.

     In addition, notes payable in the amount of $525,680, net of warrants were converted to 145,222 shares of Series A preferred stock pursuant to the note payable agreement.

     Subject to certain adjustments, each share of Series A preferred stock is convertible into one share of common stock. The Series A preferred stock is convertible upon written request of the holder. The Series A preferred stock is preferred as to both earnings and assets in the event of liquidation, dissolution or winding up of the Company, holders of the Series A preferred stock shall be entitled to be paid $4.50 per share before any assets of the Company are distributed among or paid to the holders of common stock.

     STOCK WARRANTS

     Common stock warrants have been issued in connection with certain private offerings, business acquisitions and notes payable. At December 31, 2000, warrants to purchase common stock at various prices were outstanding, which expire as follows:

Number Outstanding                    And Exercisable At

          Expiration Date          December 31, 2000        Exercise Price

          February 2004            500,000                  $ .10

          June 2004                 42,500                  $ 5.50

          November 2004            386,500                  $ 5.50

     The 500,000 warrants shown above were issued in connection with the January 29, 1999 private placement and the acquisition of Computer Ease, LLC. These warrants were valued at $767,969, of which $50,000 was for offering costs and $717,979 was for costs incurred in connection with the acquisition.

     The 42,500 warrants shown above are detachable stock warrants issued in connection with various notes payable agreements. These warrants were valued at $127,820.

     The 386,000 warrants shown above were issued to the placement agents in connection with the July 1999 preferred stock offering. Also, the terms of the preferred stock offering require additional warrants to be issued to the placement agents and the investors if gross sales were not achieved at certain dates in fiscal year 2000.

     The fair value of all of the above-described warrants was estimated using the Black-Scholes option-pricing model, with the following assumptions: dividend yields of 0%; expected volatility of 0% to 48%; and expected life of five years.

NOTE 5 - LOANS PAYABLE SHAREHOLDERS
         --------------------------

     The loans payable to shareholders shown on the accompanying balance sheet includes a $100,000 loan requiring monthly payments of interest at 15% and due on demand. The remaining amounts are advances that are non-interest bearing and have no due date.

NOTE 6 - INCOME TAXES
         ------------

     There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

     Deferred tax assets
        Net operating loss carry forwards             $19,150,750
        Valuation allowance for deferred tax assets                 (19,150,750)
                                                                    ------------
        Net deferred tax assets                                   $           -
                                                                  ==============

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2000, the Company had net operating loss carry forwards of approximately $19,150,750 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2012. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:
         ------------------------------

     The Company leases office space and equipment from unrelated entities under operating leases. Future minimum lease payments under the non-cancelable leases as of December 31, 2000 are as follows:

               Year                     Amount

               2001                   $ 116,177
               2002                       6,157
                                     ----------
                                      $ 122,334
                                     ==========

     Total rental expense for the year ended December 31, 2000 was $358,542.

NOTE 8 - GOING CONCERN:
         -------------

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. At December 31, 2000, the Company's current liabilities exceeded the current assets by $400,182 and the Company's net loss for the year was $13,457,238.

     The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flows from operations. The Company plans to pursue the issuance of additional equity securities, and to pursue corporate marketing alliances and collaborative agreements, as required to meet its cash requirements.