Form 10QSB
period 2001-03-31
WORLDTEQ GROUP INTERNATIONAL INC
filed 2002-02-19
CIK 1091566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                       Commission File Number : 000-27243


                             COMMISSION FILE NUMBER

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                        (formerly: A1 INTERNET.COM, INC.)

          NEVADA                                          03-7392107
 (STATE OF INCORPORATION)                        (I.R.S. EMPLOYER IDENTIFICATION
                                                            NUMBER)

             15200 Shady Grove Road, Suite 350, Rockville, MD 20850 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                  301.296.4234
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
--------------------------------------------------------------------------------

          Securities registration pursuant to Section 12(g) of the Act:
       Common Stock, $0.001 Par Value                   OTC Bulletin Board
--------------------------------------------------------------------------------
                                (Title of Class)

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2001



                                TABLE OF CONTENTS

                                     PART I


ITEM 1.  CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                     PART II

ITEM 3.  LEGAL  PROCEEDINGS
ITEM 4.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
ITEM 5.  DEFAULTS  UPON  SENIOR  SECURITIES
ITEM 6.  SUBMISSION  OF  MATTER  TO  A  VOTE  OF  SECURITY  HOLDERS
ITEM 7.  OTHER  INFORMATION
ITEM 8.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
WorldTeq Group International, Inc.


We have reviewed the accompanying consolidated balance sheet of WorldTeq Group International, Inc., formerly Halo Holdings of Nevada, Inc., as of March 31, 2001 and the related consolidated statements of operations for the three month period ended March 31, 2001 and 2000, and the consolidated cash flows for the three months ended March 31, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 21, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/
Michael Johnson & Co., LLC.
Denver, Colorado
February 15, 2002

            ITEM  1.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  INFORMATION



              WORLDTEQ GROUP INTERNATIONAL, INC., AND SUBSIDIARIES
                        (FORMERLY A1 INTERNET.COM, INC.)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (UNAUDITED)
                                   -----------

                                                              MARCH 31,     DECEMBER 31,
ASSETS                                                          2001            2000
                                                            -------------  --------------
                                                             (unaudited)     (audited)
Current Assets:
    Cash                                                    $    227,083   $      22,758
    Accounts Receivable -trade                                   124,900           8,873
    Due from related parties                                           -          18,333
    Prepaid expenses                                              12,046           4,696
    Other assets                                                  51,500          64,443
                                                            -------------  --------------
      Total Current Assets                                       415,529         119,103
                                                            -------------  --------------
Fixed Assets:
    Computers, software, and equipment                           375,995         360,124
    Less accumulated depreciation                               (235,386)       (217,386)
                                                            -------------  --------------
      Net Fixed Assets                                           140,609         142,738
                                                            -------------  --------------

Other Assets:
    Goodwill                                                     359,000         359,000
    Less accumulated amortization                               (125,216)       (125,216)
                                                            -------------  --------------
      Total Other Assets                                         233,784         233,784
                                                            -------------  --------------

TOTAL ASSETS                                                $    789,922   $     495,625
                                                            =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable - trade                                $    541,662   $     272,390
    Loans payable - shareholders                                 444,019         246,895
                                                            -------------  --------------
    Total Current Liabilities                                    985,681         519,285
                                                            -------------  --------------

Long-Term Liabilities:

    Notes Payable                                                 29,000               -
                                                            -------------  --------------
    Total Long-Term Liabilities                                   29,000               -
                                                            -------------  --------------

TOTAL LIABILITIES                                              1,014,681         519,285
                                                            -------------  --------------


Stockholders' Equity:
    Preferred stock, $.001 par value, 5,000,000 shares
    authorized, 1,115,533 shares issued and outstanding            1,115           1,115
    Common stock, $.001 par value, 20,000,000 shares
    authorized,  11,100,000 issued and outstanding
    at March 31, 2001 and December 31, 2000, respectively         11,100          11,100
    Additional paid-in capital                                19,273,119      19,273,119
    Retained Deficit                                         (19,481,093)    (19,308,994)
                                                            -------------  --------------
    Total Stockholders' Equity                                  (195,759)        (23,660)
                                                            -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    789,922   $     495,625
                                                            =============  ==============


                        See accountant's review report.

              WORLDTEQ GROUP INTERNATIONAL, INC., AND SUBSIDIARIES
                        (FORMERLY A1 INTERNET.COM, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------


                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                          2001          2000
                                                      ------------  ------------
REVENUES:                                             $   789,992   $ 3,856,562

COST OF SALES                                            (462,685)   (3,329,614)
                                                      ------------  ------------

GROSS PROFIT                                              327,307       526,948
                                                      ------------  ------------

EXPENSES:
    Salaries and related expenses                         225,946       355,860
    Travel and entertainment                                    -        35,678
    Merchant Fees                                          16,489             -
    Bad debt expense                                            -         1,358
    Legal and professional                                115,609        70,539
    Occupancy costs                                        22,296        82,277
    General and administrative                             71,066       112,003
    Consulting                                             30,000       118,748
    Depreciation and amortization                          18,000       661,918
                                                      ------------  ------------
    Total Expenses                                        499,406     1,438,381
                                                      ------------  ------------

OTHER INCOME (EXPENSES)
    Interest Expense                                            -        (3,805)
    Consulting Fees                                             -             -
    Other Income                                                -         2,799
                                                      ------------  ------------
    Total Other Revenues & Expenses                             -        (1,006)
                                                      ------------  ------------

NET LOSS FROM CONTINUING OPERATIONS                      (172,099)     (912,439)
                                                      ------------  ------------

DISCONTINUED OPERATIONS
    Loss from operations of discontinued subsidiary             -       (32,672)
    Gain on disposal of subsidiary                              -         4,011
                                                      ------------  ------------
TOTAL LOSS FROM DISCONTINUED OPERATIONS                         -       (28,661)
                                                      ------------  ------------

NET INCOME (LOSS)                                     $  (172,099)  $  (941,100)
                                                      ============  ============

PER SHARE INFORMATION:
    Weighted average number
    of common shares outstanding                       11,100,000     9,408,374
                                                      ------------  ------------

Basic and diluted net loss per common share
  before discontinued operations                      $     (0.02)  $     (0.10)
                                                      ============  ============

Basic and diluted net loss per common share           $     (0.02)  $     (0.10)
                                                      ============  ============


                        See accountant's review report.

                WORLDTEQ GROUP INTERNATIONAL, INC., AND SUBSIDIARIES
                          (FORMERLY A1 INTERNET.COM, INC.)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------
                                    (UNAUDITED)
                                    -----------


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         --------------------------
                                                             2001          2000
                                                         ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                            $  (172,099)  $  (941,100)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and Amortization                            18,000       664,624
     Bad debt expense                                              -         1,358
     Stock issued for services                                     -             -
     Changes in Assets & Liabilities:
     (Increase) in accounts receivable - trade               (97,694)     (322,850)
     (Increase) Decrease in prepaid expenses                  (7,350)       (3,268)
     Decrease(Increase) in other assets and receivables       12,943       125,328
     Increase in accounts payable and accrued expenses       269,272       120,191
     Gain on disposal of subsidiary                                -        (4,011)
                                                         ------------  ------------
Net Cash Used In Operating Activities                         23,072      (359,728)
                                                         ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from notes receivable                                  -             -
   Capital expenditures                                      (15,871)      (32,230)
   Proceeds from sale of capital assets                            -       710,366
                                                         ------------  ------------
Cash Flows Used In Investing Activities                      (15,871)      678,136
                                                         ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock issuance                                    -             -
   Proceeds from (payments on) shareholder loans, net        197,124       (26,292)
   Note principal payments                                         -      (558,724)
                                                         ------------  ------------
Cash Flows Provided By Financing Activities                  197,124      (585,016)
                                                         ------------  ------------

Net (Decrease) Increase in Cash and Cash Equivalents         204,325      (266,608)

Cash and Cash Equivalents at Beginning of Period              22,758       619,391
                                                         ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   227,083   $   352,783
                                                         ============  ============

SUPPLEMENTAL INFORMATION:
   Interest Paid                                         $         -   $         -
                                                         ============  ============
   Income Taxes Paid                                     $         -   $         -
                                                         ============  ============


                        See accountant's review report.

                        WORLDTEQ GROUP INTERNATIONAL, INC.
                        (Formerly A1 Internet.com, Inc.)

                          NOTES TO FINANCIAL STATEMENTS


1.   PRESENTATION  OF  INTERIM  INFORMATION

     In the opinion of the management of WorldTeq Group International, Inc., the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.


     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 2000.

Management  Discussion  and  Analysis

For the quarter ended March 31, 2001, revenues were $789,992 verses $3,856,562 for the three months ended March 31, 200 the previous year. Net loss for the quarter ended March 31, 2001 was $172,099, versus $941,100 for the previous year. Total expenses were $499,406 versus $1,438,381 for the three months ended March 31, 2001 and 2000 respectively. Net loss per share was .02 per share based on 11,100 weighted average number of common shares outstanding for the three months ended March 31, 2001 versus a loss of .10 per share based on 9,408,374 weighted average number of common shares outstanding as of March 31, 2000.

Business  Discussion

During our first fiscal quarter of 2001, the Company restructured its operations and direction by reducing overhead and personnel expenses and focusing its sales efforts on increasing the number of subscribers using its Long Distance Service bundled with Internet access. The remaining employees and organizations comprised of 2 complimentary businesses cut costs and created solid relationships with present customers. The Company currently derives its revenue from are IT support services, project based web services, e-commerce applications, long distance service, and internet access products.


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

     None filed during reporting period.

                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




WorldTeq Group International, Inc.
---------------------------------



Date
    -----------------------------               --------------------------------
                                                Bruce Bertman, CEO