Form 10QSB
period 2001-06-30
WORLDTEQ GROUP INTERNATIONAL INC
filed 2002-02-25
CIK 1091566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2001



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

We have reviewed the accompanying consolidated balance sheet of WorldTeq Group International, Inc., formerly A1 Internet.com, Inc., as of June 30, 2001 and the related consolidated statements of operations for the three month and six month periods ended June 30, 2001 and 2000, and the consolidated cash flows for the six months ended June 30, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 21, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ Michael Johnson & Co., LLC.
Denver, Colorado
February 22, 2002

                ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                     WORLDTEQ GROUP INTERNATIONAL, INC., AND SUBSIDIARIES
                             (FORMERLY A1 INTERNET.COM, INC.)

                                CONSOLIDATED BALANCE SHEETS
                                ---------------------------
                                        (UNAUDITED)
                                        -----------


                                                               JUNE 30,      DECEMBER 31,
ASSETS                                                           2001            2000
                                                             -------------  --------------
                                                              (unaudited)      (audited)
Current Assets:
     Cash                                                    $    248,767   $      22,758
     Accounts Receivable -trade                                   328,233           8,873
     Due from related parties                                           -          18,333
     Prepaid expenses                                              11,998           4,696
     Other assets                                                  51,500          64,443
                                                             -------------  --------------
       Total Current Assets                                       640,498         119,103
                                                             -------------  --------------

Fixed Assets:
     Computers, software, and equipment                           398,597         360,124
     Less accumulated depreciation                               (253,386)       (217,386)
                                                             -------------  --------------
       Net Fixed Assets                                           145,211         142,738
                                                             -------------  --------------

Other Assets:
     Goodwill                                                     359,000         359,000
     Less accumulated amortization                               (125,216)       (125,216)
                                                             -------------  --------------
       Total Other Assets                                         233,784         233,784
                                                             -------------  --------------

TOTAL ASSETS                                                 $  1,019,493   $     495,625
                                                             =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable - trade and accrued expenses           $    718,369   $     272,390
     Loans payable - shareholders                                 420,666         246,895
                                                             -------------  --------------
     Total Current Liabilities                                  1,139,035         519,285
                                                             -------------  --------------

Long-Term Liabilities:
     Notes Payable                                                 25,000               -
                                                             -------------  --------------
      Total Long-Term Liabilities                                  25,000               -
                                                             -------------  --------------

TOTAL LIABILITIES                                               1,164,035         519,285
                                                             -------------  --------------


Stockholders' Equity:
     Preferred stock, $.001 par value, 5,000,000 shares
      authorized, 1,115,533 shares issued and outstanding           1,115           1,115
     Common stock, $.001 par value, 20,000,000 shares
      authorized,  11,100,000 issued and outstanding
      at June 30, 2001 and December 31, 2000, respectively         11,100          11,100
     Additional paid-in capital                                19,273,119      19,273,119
     Retained Deficit                                         (19,429,876)    (19,308,994)
                                                             -------------  --------------
     Total Stockholders' Equity                                  (144,542)        (23,660)
                                                             -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  1,019,493   $     495,625
                                                             =============  ==============

                            WORLDTEQ GROUP INTERNATIONAL, INC., AND SUBSIDIARIES
                                       (FORMERLY A1 INTERNET.COM, INC.)

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    -------------------------------------
                                                 (UNAUDITED)
                                                 -----------

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                       --------------------------  --------------------------
                                                           2001          2000          2001          2000
                                                       ------------  ------------  ------------  ------------
REVENUES:                                              $ 1,048,639   $ 1,644,766   $ 1,838,631   $ 5,501,328

COST OF SALES                                             (584,361)   (1,266,692)   (1,047,046)   (4,596,306)
                                                       ------------  ------------  ------------  ------------

GROSS PROFIT                                               464,278       378,074       791,585       905,022
                                                       ------------  ------------  ------------  ------------

EXPENSES:
     Salaries and related expenses                         196,552       394,842       422,498       750,702
     Travel and entertainment                               17,921        13,158        17,921        48,836
     Merchant Fees                                           9,641             -        26,130             -
     Bad debt expense                                       15,595        11,325        15,595        12,683
     Legal and professional                                 11,988        67,261       127,597       137,800
     Occupancy costs                                        26,291       144,014        48,587       226,291
     General and administrative                             99,033        88,591       170,099       200,594
     Consulting                                             18,040        25,723        48,040       144,471
     Depreciation and amortization                          18,000       726,484        36,000     1,388,402
                                                       ------------  ------------  ------------  ------------
     Total Expenses                                        413,061     1,471,398       912,467     2,909,779
                                                       ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSES)
     Interest Expense                                            -        (4,994)            -        (8,799)
     Consulting Fees                                             -       (50,000)            -       (50,000)
     Other Income                                                -        13,397             -        16,196
                                                       ------------  ------------  ------------  ------------
     Total Other Revenues & Expenses                             -       (41,597)            -       (42,603)
                                                       ------------  ------------  ------------  ------------

NET LOSS FROM CONTINUING OPERATIONS                         51,217    (1,134,921)     (120,882)   (2,047,360)
                                                       ------------  ------------  ------------  ------------

DISCONTINUED OPERATIONS
     Loss from operations of discontinued subsidiary             -         2,596             -       (30,076)
     Gain on disposal of subsidiary                              -             -             -         4,011
                                                       ------------  ------------  ------------  ------------
TOTAL LOSS FROM DISCONTINUED OPERATIONS                          -         2,596             -       (26,065)
                                                       ------------  ------------  ------------  ------------

NET INCOME (LOSS)                                      $    51,217   $(1,132,325)  $  (120,882)  $(2,073,425)
                                                       ============  ============  ============  ============


PER SHARE INFORMATION:
     Weighted average number
     of common shares outstanding                       11,100,000     9,408,374    11,100,000     9,405,187
                                                       ------------  ------------  ------------  ------------

Basic and diluted net loss per common share
  before discontinued operations                       $      0.01   $     (0.12)  $     (0.01)  $     (0.22)
                                                       ============  ============  ============  ============

Basic and diluted net loss per common share            $      0.01   $     (0.12)  $     (0.01)  $     (0.22)
                                                       ============  ============  ============  ============

                 WORLDTEQ GROUP INTERNATIONAL, INC., AND SUBSIDIARIES
                          (FORMERLY A1 INTERNET.COM, INC.)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                                     (UNAUDITED)
                                     -----------


                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                                            ------------------------
                                                               2001         2000
                                                            ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                             $(120,882)  $(2,073,425)
       Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and Amortization                           36,000     1,393,814
       Bad debt expense                                             -        12,683
       Stock issued for services                                    -        50,000
       Changes in Assets & Liabilities:
       (Increase) in accounts receivable - trade             (319,360)     (629,214)
       (Increase) Decrease in prepaid expenses                 (7,302)      (18,268)
       Decrease (Increase) in other assets and receivables     31,276       173,482
       Increase in accounts payable and accrued expenses      445,979       458,861
       Gain on disposal of subsidiary                               -        (4,011)
                                                            ----------  ------------
Net Cash Used In Operating Activities                          65,711      (636,078)
                                                            ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from notes receivable                                 -       450,000
     Acquisition of CTNA,
      net of cash acquired                                          -        81,342
     Capital expenditures                                     (38,473)      (95,835)
     Proceeds from sale of capital assets                           -       710,366
                                                            ----------  ------------
Cash Flows Used In Investing Activities                       (38,473)    1,145,873
                                                            ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stock issuance                                   -             -
     Proceeds from (payments on) shareholder loans, net       198,771       (87,584)
     Note principal payments                                        -      (613,124)
                                                            ----------  ------------
Cash Flows Provided By Financing Activities                   198,771      (700,708)
                                                            ----------  ------------

Net (Decrease) Increase in Cash and Cash Equivalents          226,009      (190,913)

Cash and Cash Equivalents at Beginning of Period               22,758       619,391

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 248,767   $   428,478


SUPPLEMENTAL INFORMATION:
     Interest Paid                                          $       -   $         -
     Income Taxes Paid                                      $       -   $         -
                                                            ==========  ============

                        WORLDTEQ GROUP INTERNATIONAL, INC.
                        (Formerly A1 Internet.com, Inc.)

                          NOTES TO FINANCIAL STATEMENTS


1.   PRESENTATION  OF  INTERIM  INFORMATION

     In the opinion of the management of WorldTeq Group International, Inc., the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three month and six month periods ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

     THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES ARE PRESENTED AS PERMITTED BY FORM 10-QSB, AND DO NOT CONTAIN CERTAIN INFORMATION INCLUDED IN THE COMPANY'S AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

Management Discussion and Analysis

For the quarter ended June 30, 2001, revenues were $ 1,048,639 verses $ 1,644,766 for the three months ended June 30, 2000 the previous year. June 30, 2001 showed a Net Gain of $ 51,217, versus a Net Loss of $ 1,132,325 for the previous year. Total expenses were $ 413,061 versus $ 1,471,398 for the three months ended June 30, 2001 and 2000 respectively. Net Gain per share was 0.01 per share based on 11,100 weighted average number of common shares outstanding for the three months ended June 30, 2001 versus a loss of 0.12 per share based on 9,408,374 weighted average number of common shares outstanding as of June 30, 2000.

Business Discussion

During our first six months of 2001, the Company restructured its operations and direction by reducing overhead and personnel expenses and focusing its sales efforts on increasing the number of subscribers using its Long Distance Service bundled with Internet access. The remaining employees and organizations comprised of two complimentary businesses cut costs and created solid relationships with present customers. The Company currently derives its revenue from are IT support services, project based web services, e-commerce applications, long distance service, and internet access products.


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




WorldTeq Group International, Inc.
---------------------------------



Date_________________________               ________________________________
                                            /s/  Bruce Bertman, CEO