Form 10QSB
period 2001-09-30
WORLDTEQ GROUP INTERNATIONAL INC
filed 2002-02-26
CIK 1091566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                        Commission File Number: 000-27243


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

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


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

We have reviewed the accompanying consolidated balance sheet of WorldTeq Group International, Inc., formerly A1 Internet.com, Inc., as of June 30, 2001 and the related consolidated statements of operations for the three month and nine month periods ended September 30, 2001 and 2000, and the consolidated cash flows for the six months ended September 30, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 21, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ Michael Johnson & Co., LLC.
Denver,  Colorado
February  25,  2002


     ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION


                        WORLDTEQ GROUP INTERNATIONAL, INC., AND SUBSIDIARIES
                                  (FORMERLY A1 INTERNET.COM, INC.)

                                    CONSOLIDATED BALANCE SHEETS
                                    ---------------------------
                                            (UNAUDITED)
                                            -----------


                                                                     SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                                   2001             2000
                                                                    ---------------  --------------
                                                                      (unaudited)       (audited)
Current Assets:
  Cash                                                              $       42,516   $      22,758
  Accounts Receivable -trade                                               524,032           8,873
  Due from related parties                                                       -          18,333
  Prepaid expenses                                                          12,046           4,696
  Other assets                                                              51,500          64,443
                                                                    ---------------  --------------
    Total Current Assets                                                   630,094         119,103
                                                                    ---------------  --------------

Fixed Assets:
  Computers, software, and equipment                                       400,717         360,124
  Less accumulated depreciation                                           (271,386)       (217,386)
                                                                    ---------------  --------------
    Net Fixed Assets                                                       129,331         142,738
                                                                    ---------------  --------------

Other Assets:
  Goodwill                                                                 359,000         359,000
  Less accumulated amortization                                           (125,216)       (125,216)
                                                                    ---------------  --------------
    Total Other Assets                                                     233,784         233,784
                                                                    ---------------  --------------

TOTAL ASSETS                                                        $      993,209   $     495,625
                                                                    ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable - trade                                          $      654,918   $     272,390
  Loans payable - shareholders                                             329,416         246,895
                                                                    ---------------  --------------
  Total Current Liabilities                                                984,334         519,285
                                                                    ---------------  --------------

Long-Term Liabilities:
  Notes Payable                                                             14,975               -
                                                                    ---------------  --------------
   Total Long-Term Liabilities                                              14,975               -
                                                                    ---------------  --------------

TOTAL LIABILITIES                                                          999,309         519,285
                                                                    ---------------  --------------

Stockholders' Equity:
  Preferred stock, $.001 par value, 5,000,000 shares
   authorized, 1,115,533 shares issued and outstanding                       1,115           1,115
  Common stock, $.001 par value, 20,000,000 shares
   authorized,  12,030,000  and 11,130,000 issued and outstanding
   at September 30, 2001 and December 31, 2000, respectively                12,030          11,100
  Additional paid-in capital                                            19,388,189      19,273,119
  Retained Deficit                                                     (19,392,459)    (19,308,994)
                                                                    ---------------  --------------
  Total Stockholders' Equity                                                 8,875         (23,660)
                                                                    ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $      993,209   $     495,625
                                                                    ===============  ==============

                           WORLDTEQ GROUP INTERNATIONAL, INC., AND SUBSIDIARIES
                                     (FORMERLY A1 INTERNET.COM, INC.)

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   -------------------------------------
                                                (UNAUDITED)
                                                -----------


                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                    --------------------------  --------------------------
                                                        2001          2000          2001          2000
                                                    ------------  ------------  ------------  ------------
REVENUES:                                           $   779,032   $ 2,775,060   $ 2,617,663   $ 8,238,388

COST OF SALES                                          (425,463)   (1,618,745)   (1,472,509)   (6,177,051)
                                                    ------------  ------------  ------------  ------------

GROSS PROFIT                                            353,569     1,156,315     1,145,154     2,061,337
                                                    ------------  ------------  ------------  ------------

EXPENSES:
  Salaries and related expenses                         213,902       709,807       636,400     1,460,509
  Travel and entertainment                                    -        51,967        17,921       100,803
  Merchant Fees                                          12,383             -        38,513             -
  Bad debt expense                                        4,235        15,012        19,830        27,695
  Legal and professional                                 17,500        60,231       145,097       203,949
  Occupancy costs                                        16,457       132,617        65,044       360,344
  General and administrative                             25,540       242,086       195,639       443,077
  Consulting                                              8,135           317        56,175       144,788
  Depreciation and amortization                          18,000       810,027        54,000     2,203,841
                                                    ------------  ------------  ------------  ------------
  Total Expenses                                        316,152     2,022,064     1,228,619     4,945,006
                                                    ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSES)
  Interest Expense                                            -       (26,679)            -       (52,391)
  Consulting Fees                                             -        50,000             -             -
  Other Income                                                -           146             -        20,353
                                                    ------------  ------------  ------------  ------------
  Total Other Revenues & Expenses                             -        23,467             -       (32,038)
                                                    ------------  ------------  ------------  ------------

NET LOSS FROM CONTINUING OPERATIONS                      37,417      (842,282)      (83,465)   (2,915,707)
                                                    ------------  ------------  ------------  ------------

DISCONTINUED OPERATIONS
  Loss from operations of discontinued subsidiary             -             -             -             -
  Gain on disposal of subsidiary                              -             -             -             -
                                                    ------------  ------------  ------------  ------------
TOTAL LOSS FROM DISCONTINUED OPERATIONS                       -             -             -             -
                                                    ------------  ------------  ------------  ------------

NET INCOME (LOSS)                                   $    37,417   $  (842,282)  $   (83,465)  $(2,915,707)
                                                    ============  ============  ============  ============



PER SHARE INFORMATION:
  Weighted average number
  of common shares outstanding                       11,410,000    10,582,000    11,410,000     7,910,739
                                                    ------------  ------------  ------------  ------------

Basic and diluted net loss per common share
  before discontinued operations                    $      0.01   $     (0.08)  $     (0.01)  $     (0.31)
                                                    ============  ============  ============  ============

Basic and diluted net loss per common share         $      0.01   $     (0.08)  $     (0.01)  $     (0.30)
                                                    ============  ============  ============  ============

               WORLDTEQ GROUP INTERNATIONAL, INC., AND SUBSIDIARIES
                         (FORMERLY A1 INTERNET.COM, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------


                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         ------------------------
                                                            2001         2000
                                                         ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                               $ (83,465)  $(2,073,425)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and Amortization                           54,000     1,393,814
    Bad debt expense                                         4,235        12,683
    Stock issued for services                                    -        50,000
    Changes in Assets & Liabilities:
    (Increase) in accounts receivable - trade             (515,159)     (629,214)
    (Increase) Decrease in prepaid expenses                 (7,350)      (18,268)
    Decrease (Increase) in other assets and receivables     31,276       173,482
    Increase in accounts payable and accrued expenses      382,528       458,861
    Gain on disposal of subsidiary                               -        (4,011)
                                                         ----------  ------------
Net Cash Used In Operating Activities                     (133,935)     (636,078)
                                                         ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from notes receivable                                 -       450,000
  Acquisition of CTNA,
   net of cash acquired                                          -        81,342
  Capital expenditures                                     (40,593)      (95,835)
  Proceeds from sale of capital assets                           -       710,366
                                                         ----------  ------------
Cash Flows Used In Investing Activities                    (40,593)    1,145,873
                                                         ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance                                   -             -
  Proceeds from (payments on) shareholder loans, net       194,286       (87,584)
  Note principal payments                                        -      (613,124)
                                                         ----------  ------------
Cash Flows Provided By Financing Activities                194,286      (700,708)
                                                         ----------  ------------

Net (Decrease) Increase in Cash and Cash Equivalents        19,758      (190,913)

Cash and Cash Equivalents at Beginning of Period            22,758       619,391
                                                         ----------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  42,516   $   428,478
                                                         ==========  ============

SUPPLEMENTAL INFORMATION:
  Interest Paid                                          $       -   $         -
                                                         ==========  ============
  Income Taxes Paid                                      $       -   $         -
                                                         ==========  ============

                                     ------
                       WORLDTEQ GROUP INTERNATIONAL, INC.
                        (Formerly A1 Internet.com, Inc.)

                          NOTES TO FINANCIAL STATEMENTS


1.   PRESENTATION  OF  INTERIM  INFORMATION

     In the opinion of the management of WorldTeq Group International, Inc., the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three month and nine month periods ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

     THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES ARE PRESENTED AS PERMITTED BY FORM 10-QSB, AND DO NOT CONTAIN CERTAIN INFORMATION INCLUDED IN THE COMPANY'S AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

Management  Discussion  and  Analysis

For the quarter ended September 30, 2001, revenues were $ 779,032 verses $ 2,775,060 for the three months ended September 30, 2000. Revenues for the nine months ended September 30, 2001 were $2,617,663 versus $8,238,388 for the nine months ended September 30, 2000. For the three months ended September 30, 2001 the company showed a Net Gain of $ 37,417, versus a Net Loss of ($ 842,282) for the same period from the previous year. Total expenses were $ 316,152 versus $ 2,022,064 for the three months ended September 30, 2001 and 2000 respectively. Total expenses for the nine months ended September 30, 2001 were $ 1,228,619 versus $4,945,006 for the nine months ended September 30, 2000. Net Gain per share was 0.01 per share based on 11,410,000 weighted average number of common shares outstanding for the three months ended September 30, 2001 versus a loss of (0.08) per share based on 10,582,000 weighted average number of common shares outstanding as of September 30, 2000.

Business  Discussion

During our first nine months of 2001, the Company restructured its operations and direction by reducing overhead and personnel expenses and focusing its sales efforts on increasing the number of subscribers using its Long Distance Service bundled with Internet access. The remaining employees and organizations comprised of two complimentary businesses cut costs and created solid relationships with present customers. The Company currently derives its revenue from are IT support services, project based web services, e-commerce applications, long distance service, and internet access products.


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




WorldTeq Group International, Inc.
----------------------------------


                                               /s/ Bruce Bertman, CEO
Date _____________________________             ---------------------------
                                                   Bruce  Bertman,  CEO