Form 10KSB
period 2001-12-31
WORLDTEQ GROUP INTERNATIONAL INC
filed 2002-04-17
CIK 1091566

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2001
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        Commission file number 000-27243

                       WORLDTEQ GROUP INTERNATIONAL, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                              03-7392107
    --------------------                                ------------------
    (State or other                                      (I.R.S. Employer
     jurisdiction of                                      Identification
    incorporation or                                            No.)
     organization)

    15200 Shady Grove Road, Rockville, Maryland              20850
    -------------------------------------------            -----------
    (Address of principal executive offices)                (Zip Code)

    Issuer's telephone number, including area code:      (301) 296-4234
                                                        ----------------

         Securities registered under Section 12(b) of the Exchange Act:
          Title of each class Name of each exchange on which registered
                                       N/A
         Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

WorldTeq Group International Inc.'s revenues for its most recent fiscal year ended December 31, 2001 were $3,156,591.

On December 31, 2001, the aggregate market value of the voting stock of WorldTeq Group International, Inc. (consisting of common stock, $0.001 par value) held by non-affiliates of the Registrant (approximately 8,314,999 shares) was approximately $2,161.899.74 based on the closing price for such common stock ($0.26) on said date as reported by the OTC Pink Sheets.

As of December 31, 2001, there were 17,830,000 outstanding common shares of WorldTeq Group International, Inc. common stock.

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

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES NO X

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                                   FORM 10-KSB
                             TABLE OF CONTENTS

                                                                     Page
                                                                     ----
                                   PART I

Item 1.   Description of Business . . . . . . . . . . . . . . . . .    3

Item 2.   Description of Property . . . . . . . . . . . . . . . . .   15

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . .   16

Item 4.   Submission of Matters to a Vote of Security Holders . . .   16

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters    16

Item 6.   Management's Discussion and Analysis or Plan of Operation   17

Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . .   19

Item 8.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . . .   19

                                  PART III

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the
            Exchange Act. . . . . . . . . . . . . . . . . . . . . .   19


Item 10.  Executive Compensation  . . . . . . . . . . . . . . . . .   21

Item 11.  Security Ownership of Certain Beneficial Owners and
            Management. . . . . . . . . . . . . . . . . . . . . . .   22

Item 12.  Certain Relationships and Related Transactions. . . . . .   23

Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .   26

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24

                                   PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to our plans, objectives and expectations for future operations and growth. Other forward-looking statements in this Form 10-K include statements regarding synergies and growth expected as a result of future acquisitions, expected growth in earnings, EBITDA, revenue and gross margin, expected decreases in operating expenses, our expectation regarding our ability to consummate future acquisitions. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, infrastructure and content, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market conditions, the volatile and intensely competitive environment in the telecommunications and Internet industries, the availability of transmission facilities, dependence on call termination agreements, entry into new and developing markets, risks associated with the international telecommunications industry, customer concentration and attrition, dependence on a few significant foreign and domestic customers and suppliers, international economic and political instability, dependence on effective billing and information systems, rapid technological change, the risk of litigation in connection with the contents of our Web based systems, and our dependence on key employees in a competitive market for skilled personnel. These factors should not be considered complete; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The discussion in this report contains forward looking statements, including, without limitation, statements relating to WorldTeq Group International, Inc. and its wholly-owned subsidiaries, WorldTeq Corporation, NetWorld of Ohio Inc., or DigitalTeq Corporation ("WTEQ"). Although we believe that the expectations reflected in the forward looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. The forward looking statements involve risks and uncertainties that affect our business, financial condition and results of operations, including without limitation, our possible inability to obtain additional financing, lack of agent growth, the possible loss of key personnel, rate changes, fee policy or application changes, technological changes and increased competition. Many of these risks are beyond our control. We are not entitled to rely on the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended, or Section 21E of the Securities Exchange Act of 1934, as amended, when making forward looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE HISTORY

WorldTeq Group International, Inc. was incorporated under the laws of Nevada on October 13, 1997, and was originally named Halo Holdings of Nevada, Inc. On October 15, 2001, we amended our articles of incorporation to adopt our current name, which we believe more accurately reflects the business in which we are now engaged.

From the date of our incorporation in 1997 until early 1999 our company was engaged in skydiving and related business ventures. Between February and April 1999 we sold our skydiving business and acquired three companies which were providers of Internet connectivity and related products and services. Specifically, in February 1999 we acquired Virtual Information Express, Inc. a Maryland corporation which provided outsourced Internet services such as e-commerce applications and collaborative technologies. In March 1999, we acquired Computer Ease LLC, a Maryland limited liability company which provided Web design and development services to corporate clients and associations. Computer Ease was merged into our subsidiary A1 Internet Services, Inc., a Delaware corporation. In April 1999 we acquired Networld Ohio, Inc., an Ohio corporation, which is an Internet service provider ("ISP") based in Freemont, Ohio. In November of 2000 we formed WorldTeq Corporation, a Delaware Corporation, to focus on adding Long Distance services to our product line. As a result of these transactions, our principal business now is providing Internet access, Long Distance Service and related products and services.

Our principal offices are located at 15200 Shady Grove Road, Rockville, MD 20850 (telephone # 301-296-4234).

OVERVIEW

We are a switch-less and facilities-based provider of Internet protocol and traditional fiber based communications services, including voice, data and Internet access, along with traditional Long Distance Calling Cards and related services. We market our services to groups specializing in specific ethnic demographics, residential communities located in major metropolitan areas, associations, network marketing organizations, and ISPs. Our goal is to become a leading provider of Internet Protocol, ("IP"), and communication services, including voice, data and Internet services to our targeted markets, comprised of affinity communities. We provide our services through a flexible network of owned, contracted facilities and resale arrangements. We have an extensive network available to us of IP gateways, international gateways, domestic switches, and a North American local access network of over 4,000 Points of Presence.

Through our subsidiaries we provide associations and businesses with opportunities to generate revenues by supplying those associations, individuals, and businesses with Internet technology and communications solutions and services that they can re-sell under their own names and brands. Our products and services enable the affinity group to offer their members, customers and others a variety of revenue producing solutions and services without making large investments in technology, infrastructure or staff. The principal products and services which we offer are:

- Web site creation and design;

- Web site hosting;

- Co-location;

- Internet access and VoIP service (Voice over Internet Protocol) utilizing local telephone call access to the Qwest, UUNET, Broadwing and MegaPop Internet networks through the combined network's approximately 4100 points of presence located across the United States and in Canada;

- Complete electronic commerce services;

- E-mail and related services such as conference and bulletin board facilities and mailing list management;

- Web centric applications such as calendar services, document management and encryption.

- Long Distance service and Calling Cards.

We also sell educational courses developed by others to persons who receive those courses over the Internet. In addition, we own one regional ISP located in Fremont, Ohio which had a total of 3,560 subscribers as of December, 2001. In November of 2000 we incorporated WorldTeq Corporation to add Long Distance products and other voice offerings to our product mix.

RECENT DEVELOPMENTS

Beginning in the fourth quarter of 2000, we began to modify our business plan to better focus on our core competencies. In December of 2000 the Board of Directors voted to discontinue the operations of several companies not focused on our core competencies, with specific focus on cash flow and profits.

The revised plan calls for a restructuring that includes 1) a change in our accounting firm with more experience in our industry, 2) accelerated migration of direct customer sales staff to that of a contracted agent network, 3) discontinuation of unprofitable, low-margin business lines and 4) implementation of certain cost reduction procedures. Implementation of this plan commenced in the first quarter of 2001 and 5) consolidation of selected offices and centralization of our Network Operations Centers and 6) deployment of a new web based enterprise-wide accounting system accessible by all our offices.

2001 KEY ACCOMPLISHMENTS

Our strategy is to facilitate our continued expansion into emerging economies by expanding telecommunications and Internet services for our residential and small business customers. During 2001, we continued to take advantage of our strong technical abilities to develop and deploy our own billing and provisioning systems. We expanded our strength in affinity communities by enhancing the services we offer. During 2001 some of our key accomplishments included:

1. Expansion of our available networks by contracting additional vendors which incorporated the required infrastructure for the company to offer VoIP products.

2. Increased our success in the small- and medium-sized business market through the roll out of several new high demand products such as calling cards, Toll Free services, 1 + dialing plans, and enhanced hosting services.

3. Enhancement of our Billing System, known as WEBBSsm, to take better control over our provisioning and billing activities, thereby allowing us to provide service to a greater number of people without increasing our overhead expense.

4. Creation of strategic agent relationships with several very successful resellers already in the market place.

INDUSTRY BACKGROUND

The Internet is a global network of multiple private and public networks that use standardized communication protocols to communicate with each other. The Internet has become an important communication and commercial medium and presents a significant opportunity for associations and businesses to interact in new and different ways with a larger number of members, customers, employees, suppliers and partners. As use of the Internet grows, associations, individuals and businesses are increasing the breadth and depth of their Internet product and service offerings. Pioneering Internet-based organizations have developed Internet products and services in areas such as finance, insurance, media, tourism, retail and advertising. Other organizations have begun to use the Internet for an expanding variety of applications, ranging from corporate or association publicity and advertising, to sales, distribution, customer service, employee training and communication with partners. Increasingly, Internet operations are becoming mission-critical for many of these enterprises. To ensure the reliability of their Internet operations, enterprises are requiring that these operations have high performance standards, scalability and expert management 24 hours a day, 7 days a week.

Enterprises generally utilize two types of Internet services: connectivity and valued-added services. Connectivity services provide access to the Internet, while value-added services consist of products such as Web design and hosting, electronic commerce services, and communication services that improve the internal and external operations of an enterprise. Internet connectivity and value-added services represent two of the fastest growing segments of the telecommunications services market. The availability of Internet access advancements in technologies required to navigating the Internet and the proliferation of content and applications available over the Internet have attracted a growing number of Internet users.

The Internet service provider market is segmented into large national or multinational providers with large high speed networks and regional or local ISPs who enlist subscribers under their own names but typically rely upon the larger providers for Internet access. The largest providers, like AT&T, have what are referred to as "tier one" networks, which exchange Internet traffic cost-free, at multiple public peering points, as well as through private peering arrangements. As the number of ISPs has grown, the requirements to become a tier one network have also increased. It has therefore become more difficult to achieve tier one provider status. Regional and local ISPs typically purchase access to the Internet, and invest in the equipment and personnel necessary to provide products and services, customized hands-on support, and bear the cost of marketing. Since regional and local ISPs often have limited financial resources, the range of products and services they can offer is often limited.

As is typical in the case of a new and rapidly evolving industry, the Internet is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. Demand for recently introduced products and services are subject to a level of uncertainty. Despite growing interest in the many uses of the Internet some potential users could be deterred from purchasing Internet access services because of a perceived inconsistent quality of service, the need to deal with multiple and frequently incompatible vendors, and perceived inadequate protection of the confidentiality of stored data and information moving across the Internet. In particular, a perceived lack of security of commercial data, such as credit card numbers, could impede commercial exploitation of the Internet. There can be no assurance that encryption or other technologies will satisfactorily address these security concerns. The adoption of the Internet for commerce and communications, particularly by those individuals and enterprises which have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business.

OUR BUSINESS STRATEGY

Our business strategy is to combine the global scale of tier one providers with the local presence of regional and local resellers of Internet products and Long Distance Voice services. We provide affordable connectivity on a global scale by contracting with Qwest, UUNET, Broadwing and MegaPop, leading tier one providers, for access to their Internet network at a fixed monthly fee per end-user. We contract with several Long Distance carriers who have excess capacity and we acquire wholesale rates based on the amount of traffic we are purchasing. We enable associations, membership sales organizations and other affinity groups to create revenue and sales programs by offering their members high quality communications products and services without the investment in technology, equipment and personnel that would ordinarily be required to establish this kind of service. We enable existing regional and local ISPs to reduce and control their costs, focus their energies on sales and enhance their marketing by providing a variety of products and services and high quality support services at affordable rates which are resold to their customers. In effect, we enable associations, membership sales organizations and ISPs to become virtual communications resellers who market under their own name products and services which they purchase from us.

We anticipate that a majority of the end-users of our services will be derived from resellers of our products and services. Therefore, to a large extent, our ability to grow depends upon the resources and dedication which resellers are willing to commit to marketing our services. Our current business strategy also depends upon being able to charge for services rendered to realize recurring revenues. We believe that the practice of offering free Internet Access will not become prevalent among the customers we are targeting. If our belief is erroneous, we would be required to develop a different approach to marketing our products and services. Much of our anticipated growth will be derived from the sale of our electronic commerce related products. Our ability to grow also depends upon the increasing acceptance of electronic commerce and the reliability of the inventory, billing and delivery systems utilized by electronic commerce vendors.

MARKETS

In late 2000 we recognized the cost effective marketing potential of the Internet to assist us in our growth plans. We created an agent marketing operation based exclusively on the Internet to reach the end users and communicate with our authorized agent network. Our initial goal was to expand our marketing reach by increasing the number of independent agents working with us while we remained focused on expanding the number of products and services that these agents could sell to the customer base. To aid in maintaining our goal of controlled growth, we deployed a self replicating web management system. This internally developed proprietary technology dynamically created a personalized web based destination for each new agent immediately upon receipt of their signed contract. We developed and launched our own proprietary billing system known as WEBBSsm (Web Enabled Back-office Business Systems) which assists us in achieving total control of all record keeping and reporting. WEBBSsm maintains live up-to-date information regarding customer details, their status, frequently asked questions and customer service issues. We embraced a strategy of enabling each agent to sell internet and telecommunications services as independent contractors and to recruit new agents. The original agent receives an override on sales generated by them and the agents they recruit as their down-line. Our commission structure enables our agents to earn recurring revenues without requiring them to develop the necessary infrastructure. Our direct agents are required to commit to significant minimum levels of sales achievement to maintain their direct relationship with our company. Each agent can view their records, sales activity and account status on their accounts and those of their down-line relationships, through WEBBSsm.

In addition to our agent network and direct sales efforts, we developed and deployed a variety of affiliate programs. Utilizing these programs, large affiliate organizations such as religious groups, trade organizations, and a variety of membership businesses can be utilized for commission sharing.

We focus on three market segments: Associations; membership marketing companies with existing customer bases; and, regional and local ISPs.

ASSOCIATIONS: There are numerous non-profit Associations and a number of other affinity groups in the United States. These organizations regularly communicate with established membership groups composed of persons with common interests. We offer these organizations a means to communicate with their members and to provide membership services. In addition, our connectivity services generate subscription income and our electronic commerce products provide organizations that are dependent upon membership dues for their revenues with opportunities to realize non-dues revenue without large up-front capital investments.

MEMBERSHIP MARKETING COMPANIES. There are many large membership-marketing businesses in the United States with established customer bases. To these businesses we offer sales programs with opportunities for recurring profits, low barriers of entry and opportunities to build brand equity.

REGIONAL AND LOCAL ISPS: There are more than 8,100 ISPs in the United States, according to Thelist.com. We offer these ISPs the opportunity to control their costs by purchasing connectivity and other products and services under their own name and brand at a fixed price for each end-user. This allows the ISPs to focus on marketing, and provides them with a broader range of products and services they might otherwise not be able to offer.

SALES

Our direct sales force consists of two staff members dedicated to Association and membership sales and three additional employees dedicated to the sale of Web site design, Web site hosting, electronic mail services and other value added products. In addition, we utilize indirect sales channels, principally through our vendor's network sales force, Trade Associations and other affinity groups to supplement our direct sales force.

PRODUCTS AND SERVICES

We offer a variety of Internet services including connectivity, electronic mail services, electronic commerce services, Web hosting and Web site design. We intend to develop a broader range of value added solutions and services independently, through acquisitions, and through strategic relationships with providers. Following is a description of the products and services we currently offer to our customers.

CONNECTIVITY

We offer a variety of Internet access solutions; providing basic connectivity to the Internet, as well as value-added products and services, such as e-mail, that enable our customers to expand their basic Internet connectivity capability. We currently offer both analog and integrated services digital network dial-up
(ISDN) access at speeds up to 128 Kbps. We provide this access at local telephone rates via a combined network utilizing services from UUNET, MegaPop, Broadwing and Qwest which provides approximately 4,100 points of presence throughout the United States and parts of Canada. We also offer frame relay, dedicated connectivity, and Point-To-Point service. Our Flex T-1(TM) Frame Relay Account offers access to T-1 lines on an as needed basis with bandwidths ranging from 256 Kbps to capacities in excess of 1024 Kbps. We offer a Digital Subscriber Line (DSL) service that permits access to the Internet at up to 1.5 Mbps. These services accommodate connectivity requirements of Internet users ranging from the single user with a computer in his or her home, to work groups and businesses with multiple users.

Although the available services are identical, pricing for our connectivity service is dependent on whether the customer is retail or wholesale basedRetail customers are end-users that purchase and utilize our dial up connectivity services directly. Wholesale customers are businesses and associations that resell our services to end-users. We currently charge each retail customer a monthly fee ranging between $17.95, for our basic analog service, and $39.95, for our premium ISDN access. As of December 31, 2001, we had approximately 3,797 retail customers which accounted for 65% of our overall connectivity customers. Our wholesale customers are charged a monthly fee on a sliding scale based on the number of users utilizing our connectivity services through a unique wholesale customer. At current usage levels, wholesale customers with fewer than 50,000 users are charged $11 per user, per month. As the number of subscribers brought to us by unique wholesale resellers increases beyond 50,000, the monthly charge per user will decrease until it reaches the minimum of $5.95 per customer, per month for 250,000 or more users. At December 31, 2001, we had 14 wholesale customers that resell our services to approximately 4,000 end-users who represent 35% of our connectivity customers.

CUSTOM SITE DESIGN

Web site design is the development of the content that will be displayed on the Web site when it is being viewed on the Internet. We design Web sites that convey our customers' marketing messages. Our services range from the development of a basic Web page to the development of a sophisticated e-commerce Web site. In addition, we provide domain name registration, place Web site information in search engines, issue electronic press releases and track the detailed use of each site. We also offer co-linking of non-competing Web sites, banner advertisements on Web sites and links to cyber malls, associations and groups. Our pricing for Web site design is based upon the time required and the materials used to design the site. Currently, this is a value added service to our customers and not a division promoted as a stand alone service.

WEB SITE HOSTING

We offer our customers several options for hosting their Web sites. A customer can share space on a server which also hosts the Web sites of other customers. If a customer chooses, we can provide a separate server dedicated to that customer's Web site. A Web site provides a company with a tangible identity and interactive presence on the Internet. The site allows a company to post information about itself that is easily accessible to all Internet users. Web sites are also the basis for providing electronic commerce, where a company can advertise and sell its products and services. We offer a comprehensive range of basic Web site hosting products, as well as a growing suite of enhanced Web site hosting products including electronic commerce solutions. Generally, our customers elect to rely upon us to provide the hardware and software that is necessary to host a Web site. We provide these services from a reliable data center environment. We offer 9 Web site hosting plans, the largest of which provides up to 5,000 megabytes of data transfer per month and up to 50 megabytes of disk storage on servers located at dedicated space in the Exodus network operations center and our own network operations center (NOC) in Fremont Ohio. The Exodus center is maintained and serviced by on-site technical personnel 24 hours a day, 7 days a week. Our monthly fees for our plans range from $9.95 to $99.95 per site.

We also offer co-location services to customers who have the resources to manage their own servers and Web sites and who prefer not to share a server with others. Co-location customers receive the benefits of having their servers housed in the (NOC), uninterrupted power supply, daily tape back-up and the availability of a catastrophic recovery process. We charge each co-location customer an initial set up fee of $150. Thereafter, our monthly rates range between $495 (for our basic monthly service plan) and $645 (for our premium monthly service plan).

ELECTRONIC COMMERCE

Electronic commerce is the execution of commercial transactions over the Internet. Our electronic commerce services provide businesses the ability to sell products and services on the Internet. We create links to our customers' Web sites bringing purchasers into our customers' on-line stores. Our e-commerce service displays products, takes purchase orders for specified quantities of each product ordered, collects billing addresses, credit card information and shipping information, chooses a shipping method, forwards this data to the seller for completion of each order, and prepares a confirmation of each order for the purchaser. Our servers deploy the latest encryption software and digital signature solutions in order to protect the security of our customers' electronic commerce transactions. Each secure Web Site has its own VeriSign Digital ID or equivalent and dedicated payment system. We work directly with each customer's bank to ensure secure, complete technology transfer while maintaining secure data protection schemes. All customer information is housed on dedicated machines and protected from unauthorized access by our internal firewall. Our system is flexible and permits sellers to add, delete or modify products, add pricing variations, change product descriptions, update prices, and offer different pricing levels or volume discounts. Our platform also enables clients to conduct electronic auctions and to merchandise products in various other ways. Our prices for providing electronic commerce services range from $99 to $249 per month, depending on the complexity of the services desired by our customers.

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

At December 31, 2001 we had approximately 17,000 users of our services. Approximately 3,800 of these were retail customers, and approximately 7,100 were users who came to us through wholesale customers. Retail customers are end-users that purchase and utilize our services directly, while wholesale customers are businesses and associations that resell our services to end-users. As a result we had approximately 17,000 users of our various services as of December 31, 2001. At present 65% of our revenues are derived from retail customers and 35% from users who came to us though our wholesale customers.

CAPACITY

We define "capacity" to be the number of customers and the amount of usage which our equipment and systems can service efficiently. As our business grows, we attempt to assure that our servers and other equipment are adequate for a larger customer base and for increased usage by each of those customers. Web site hosing is the principal activity for which we must monitor the capacity of our equipment. Our ability to provide hosting services is directly impacted by the capacity and the number of servers available to us. At present, we have 20 servers, and estimate that at peak usage our facilities are 25% utilized. Based on our customers' historical average usage, our current capacity is sufficient to provide hosting services to more than 100,000 subscribers. Based on our arrangements with Exodus and UUNET, both major providers of bandwidth, we have access to sufficient bandwidth to meet our foreseeable needs.

 In the future, our ability to service increasing numbers of customers depends in part upon our ability to issue bills to, and collect payments from, large numbers of customers. To that end, the company has standardized its Internet billing systems on Rodopi software and has purchased enough licenses to address our current and expected near future requirements. The license requires no minimum annual payments of any kind. The software is database driven on our own infrastructure and enables us to automatically bill end-users for Internet related services that we provide. We expect Rodopi to significantly enhance our efficiency as we build our customer base by reducing the amount of time and manpower required to manage our customer billings. Our Long Distance end users are billed through our proprietary package WEBBSsm.

COMPETITION

Though there are no substantial barriers to entry, the business of providing Internet connectivity and Long Distance services and solutions is a highly
competitive one.   We believe that competition will intensify in the future, and our ability to successfully compete depends on a number of factors, including the:

- Capacity, reliability and security of the networks with which we interconnect;

- pricing structures of our services;

- Expansion of the variety of products and services we offer;

- Ability to adapt our products and services to new technological developments;

- Ability to build and maintain a larger, knowledgeable and effective sales force;

- Our ability to implement broad and effective distribution channels; and

- Principal market and economic trends.


Current and prospective competitors include:

- National, regional and local ISPs;

- Long distance and local telecommunications providers;

- Cable television companies; and

- Web site hosting providers.

Major long distance companies currently offer Internet access services and major cable companies. Companies using wireless terrestrial and satellite-based technologies are expected to offer Internet connectivity and related services in the near future. Such competitors have the ability to bundle Internet connectivity with other services such as local and long distance telecommunications. This bundling could adversely affect our ability to compete and could result in a downward pressure on our prices that could adversely affect our business, financial condition and results of operations.

More particularly as providers of connectivity, we compete with MSN, MegaPop, UUNet, Earthlink, and AOL. We are also dependent upon Qwest, UUNET, Broadwing and MegaPop for access to the Internet. Thus we are both a source of end-users and a competitor for customers of these networks. Our current relationships with these networks have allowed us to negotiate relationships that give us access at a cost allowing us to price our products competitively. If these relationships were to be terminated or substantially amended our ability to provide and maintain competitive prices to our customers could be materially and adversely affected. Please refer to Risk Factors - We are Dependent on Qwest, UUNET, Broadwing, and MegaPop for Access to the Internet Network. In the area of Web site design we compete with USWeb. Big Planet is a direct competitor in the business of providing packaged Internet services to Associations. Each of these competitors has significantly greater market presence, established brand recognition, financial, technical and personnel resources than we have.

We do not have available information which would permit us to accurately measure our market share. However, several major ISPs have reported that they have millions of end-users each; compared to the approximately 17,000 end-users we have at present. In the area of Web site design, and the business of providing packaged Internet services to Associations, a number of our competitors report significantly greater revenues, and we believe that we represent substantially less than 1% of these market sectors. We strive to differentiate ourselves from our competitors by:

- offering lower prices made possible by our lower overhead;

- focus on superior customer service;

- our ability to quickly adapt to new developments in our industry resulting from the small size of our organization; and

- offering the high quality Qwest, UUNET, Broadwing, Global Crossing, Touch America and MegaPop network backbones which many of our other competitors do not offer.

EMPLOYEES

As of December 31, 2001 we had 25 full time employees categorized as follows:

-  3 full time employees in sales and marketing;

-  11 full time technical personnel;

-  4 full time employees in product development; and

-  7 full time in administration staff.

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

Gravity Pilot Air, Inc., one of our wholly-owned subsidiaries whose operations were discontinued and all assets liquidated at the end of 2000, originally owned two airplanes that it leased to a skydiving company. In December 1999, the aircraft's lessee was 5 months in arrears on its lease payments. We engaged counsel to pursue all available remedies against the lessee, including retaking possession of the aircraft. On March 18, 2000, a shareholder of the lessee agreed to participate in a settlement agreement whereby he would pay $300,000 to bring current the past due lease payments and to settle various other matters. In addition, the lessee relinquished possession of the airplanes. Following the execution of the settlement agreement we sold one of the airplanes for approximately $710,000. Unfortunately, the shareholder breached the agreement. We perfected a confessed judgment in the local jurisdiction in the amount of $263,000 against any and all of his personal assets. A preliminary investigation was conducted and assets sufficient to satisfy this judgment could not be located. We are continuing to pursue every legal option available to recover the debt owed.

RISK FACTORS

You should consider carefully the risks described below and other information in this Form 10-KSB. If any of the events identified in the following risk factors actually occur, they could materially adversely affect our business, financial condition and results of operations.

We Have a History of Losses and Cannot Be Certain We will Achieve Positive Cash Flow

Since inception, we have incurred significant operating losses and negative cash flow from operations. We are likely to continue to incur significant additional losses in the intermediate term.

Even thereafter, we cannot be certain that we will achieve or sustain positive cash flow or profitability from our operations. Our net losses and negative cash flow from operating activities are likely to continue even longer than we currently anticipate if:

- We can not establish and maintain a customer base that generates sufficient revenue;

- Prices for our products or services decline faster than we have anticipated;

- We can not remain competitive in the innovation and quality of our products;

- We can not attract and retain qualified personnel;

Our ability to achieve our objectives is subject to financial, competitive, regulatory, legal, technical and other factors, many of which are beyond our control.

PURCHASES AND SALES OF OUR STOCK ARE SUBJECT TO PENNY STOCK REGULATIONS

Our stock has had a market price of less than $5.00 per share. The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price less than $5.00 per share, subject to certain exceptions. During periods when our common stock does not qualify for inclusion on the NASDAQ Small Cap Market or is removed there from, the common stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the public market. Our Limited Operating History makes it Difficult to Assess Our Past Performance and Future Prospects

You have limited historical operating and financial information on which to base your evaluation of our performance and our prospects. We have acquired four companies since the beginning of 1999 and disposed of substantially, all of the businesses in which we were engaged in prior years. This limits the comparability of our operating and financial information from period to period.

You should consider our prospects in light of the substantial risks, expenses, uncertainties and difficulties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. Such risks include the possibility that:

- We may be unable to increase and sustain levels of interest in our products and services by Associations, membership marketing companies and ISPs;

- We may fail to sell our products successfully through our direct sales force;

- Our competitors may develop services or products similar or superior to our own;

- Market prices for our products and services may fall as a result of competition or other factors;

- We may be unable to identify, attract, motivate and retain qualified personnel; and

- We may fail to fully integrate our existing operations the technology and operations with any of the businesses that we might acquire.

We cannot be sure that we will be successful in addressing such risks, and the failure to do so could have a material adverse impact on our business, financial condition and results of operation.

WE ARE DEPENDENT ON QWEST, UUNET AND MEGAPOP FOR ACCESS TO THE INTERNET NETWORK

Our ability to offer end-user access to a tier one Voice and Internet network on an affordable basis is dependent upon our relationship with Qwest, UUNET, Broadwing, Global Crossing and MegaPop. This enables us to offer connectivity to multiple tier one networks for which we pay only when end-users subscribe for our services. If these relationships were to be terminated, or if the terms were to be substantially amended, we might be required to enter into arrangements for bandwidth with other providers on less favorable terms. There is no assurance that we would be able to purchase connectivity on comparable terms and there is no assurance that we would be able to pass on additional costs to our customers. Our inability to obtain bandwidth on comparable terms could materially and adversely affect our business, financial condition and results of operations.

WE RELY ON OTHERS TO MARKET OUR PRODUCTS AND SERVICES TO END-USERS

We believe that we will derive the majority of our recurring revenues from subscription fees and fees for value added services paid by end-users of our products and services. The amount of these revenues is dependent upon the level of success achieved by Associations, membership marketing companies and ISPs in marketing our products and services to their members and customers. Most of our contractual relationships with Associations were formed recently and have not yet generated substantial sales to end-users. Thus, we are not yet in a position to assess whether our products and services will gain acceptance among the members of these Associations or whether these Associations will invest the resources necessary to market our products and services successfully. If sales to end-users do not meet our expectations, our business would be adversely affected and we would be required to develop alternate marketing and sales strategies. We Are Subject to Risks As We Make Acquisitions and Engage in Strategic Alliances

As part of our business strategy, we may acquire, make investments in, or enter into strategic alliances with companies in complementary businesses, so as to optimize our market presence in the regions we presently serve and expand into other regions. In particular, we intend to acquire local and regional ISPs and E-commerce companies. Any such future acquisitions, investments or strategic alliances would involve risks, such as

- Incorrect assessment of the value, strengths and weaknesses of acquisition and investment opportunities;

- Underestimating the difficulty of integrating the operations and personnel of newly acquired companies;

- Potential disruption of our ongoing business, including possible diversions of resources and management time;

- Potential inability to maintain uniform standards, control, procedures and policies;

- And the threat of impairing relationships with employees and customers as a result of changes in management or ownership.

We cannot assure that we will be successful in overcoming these risks. Moreover, we cannot be certain that any desired acquisition, investment or strategic alliance could be made in a timely manner or on terms and conditions acceptable to us. Neither can we assure that we will be successful in identifying attractive acquisition candidates. We expect that competition for such acquisitions may be significant. Competition for Internet companies is based on a number of factors including price, terms and conditions, size, access to capital, and ability to offer cash, stock or other forms of consideration. We may compete with others who have similar acquisition strategies, many of whom may be larger and have access to greater financial and other resources than those available to us at any given time.

An additional risk associated with acquisitions is that many attractive acquisition candidates do not have audited financial statements and have varying degrees of internal controls. Although we may believe that the available financial information for a particular business is reliable, we cannot guarantee that a subsequent audit would not reveal matters of significance, including but not limited to those in connection with liabilities, contingent or otherwise. We expect that, from time to time in the future, we will enter into acquisition agreements, the pro forma effect of which are not known and cannot be predicted.

WE MAY HAVE DIFFICULTY MANAGING OUR RAPID GROWTH

Our growth strategy has placed, and will continue to place, a significant strain on our customer support, sales and marketing, administrative resources, network and operations, and management and billing systems. Such a strain on our administrative and operational capabilities could adversely affect the quality of our services and our ability to collect revenues. To manage our growth effectively, we will have to enhance the efficiency of our operational support, all back office processes and financial systems and controls. We cannot assure that we will be able to maintain adequate internal operating, administrative and financial systems, and procedures and controls.

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

In addition, as we continue to grow we will have to expand and train our employee base to handle the increased volume and complexities of our business. We cannot assure that we will be able to attract, train and manage sufficient personnel to keep pace with our growth.

SALES OF SHARES BY OUR SHAREHOLDERS COULD DEPRESS OUR STOCK PRICE

The market price of our common stock could drop as a result of sales of a large number of our shares in the public market. The perception that such sales may occur could have the same effect. As of January 31, 2001, our executive officers and directors owned, directly or indirectly, approximately 54.4 % of our common stock.

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

WE COULD BE HELD LIABLE FOR INFORMATION DISSEMINATED OVER OUR NETWORK

The law relating to the liability of ISPs for information and materials carried on or disseminated through their networks has not been completely clarified. The possibility that courts could impose liability for information or material carried on or disseminated through our network could require us to take measures to reduce our exposure to such liability. Such measures may require us to spend substantial resources or to discontinue certain product or service offerings. Any of these actions could have a material adverse effect on our business, operating results and financial condition.

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

WE ARE SUBJECT TO INTELLECTUAL PROPERTY RISKS

Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving and we cannot be certain as to the future viability or value of any of our intellectual property rights or those of other companies within the IT industry. We cannot assure that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights. Any such infringement or misappropriation, should it occur, could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we cannot be certain that our business activities will not infringe the proprietary rights of others or that such other parties will not assert infringement claims against us. We anticipate that we may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties due to the dissemination of our content or the provision of access by our online services to content made available by third parties. Such claims and any resultant litigation, should it occur, could subject us to significant liability for damages and could result in invalidation of our property rights and, even if not meritorious, could be time-consuming and expensive to defend, and could result in the diversion of management time and attention, any of which could have a material adverse effect on our business, results of operations and financial condition.

We regard substantial elements of our products and services as proprietary and we attempt to protect them by relying on trademark, service mark, trade dress, copyright and trade secret laws and restrictions on disclosure and transfer of title. We also enter into confidentiality agreements with our employees, suppliers, distributors, consultants, vendors and customer and license agreements with third parties and generally seek to control access to and distribution of our technology, documentation and other proprietary information. We are pursuing the registration of our service marks, but we currently have no patents or applications for patents pending for our products or services. Effective service mark, copyright and trade secret protection may not be available.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters is located at 15200 Shady Grove Road, Suite 350, Rockville, Maryland 20850, where we lease approximately 650 square feet of office space. The month-to-month term of the lease commenced on December 1, 2000 and the monthly rent is $5050.00.

We also lease approximately 450 square feet of office space in Sandusky, Ohio at an annual rental of $3,750, and approximately 2,800 square feet in Fremont, Ohio at an annual rental of $16,800. The properties are subject to one-year leases expiring on July 31, 2002.

We sub-lease approximately 300 square feet at Exodus Center for use as our data warehousing facility. The lease has a one-year renewable term and we pay rent at the rate of $21,000 per year. The facility has more than one gigabyte of Internet bandwidth available to us, therefore allowing us to provide T-1 hosting services on a "pay as you go" basis.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The matters submitted and approved during the Annual Shareholder Meeting held in December of 2001 included the approval of Johnson and Company as the company auditor, and the adoption of the Amendment to the Articles of Incorporation increasing the number of shares of common stock authorized from 20,000,000 to 100,000,000. At the same meeting the stockholders further approved an Amendment to the Articles of Incorporation for a name change from A1 Internet.com Inc., to WorldTeq Group International, Inc.

                                     PART II

 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shares of our common stock, par value $.001, were initially available to the public October 10, 1998 trading on the OTC Bulletin Board under the symbol "HALO". On May 24, 1999 the board of directors and shareholders approved a name change to A1 Internet.com Inc. and the symbol was changed to "AWON".

On January 4, 1999, the SEC approved amendments to Rules of the National Association of Securities Dealers that limit quotations on the OTC Bulletin Board to the stock of companies that are registered with the SEC under the Securities Exchange Act of 1934. The letter "E" is affixed to ticker symbols of those companies that have not completed the registration process with the SEC as of a certain date and indicates that the affected company will be removed from the OTC Bulletin board within 30 days. On November 19, 1999, an "E" was affixed to our OTC Bulletin Board trading symbol and our common stock began trading under the symbol "AWONE." Our common stock was removed from the OTC Bulletin Board on December 16, 1999, because we had not then completed the registration process, and began trading on the "Pink Sheets" of the National Quotation Bureau, LLC. The closing price of our common stock on the OTC Bulletin Board was 6-3/4 as of December 15, 1999.

In March 2000, we completed our registration under the Securities Exchange Act of 1934, as amended. On March 20, 2000, our common stock was once again listed on the OTC Bulletin Board and began trading under the symbol "AWON." In late 2000 an "E" was affixed to our OTC Bulletin Board trading symbol and our common stock began trading under the symbol "AWONE. The closing price of our common stock on the "Pink Sheets" of the National Quotation Bureau, LLC was $.26 as of December 31, 2001.

We have not declared any cash dividends on the common stock. We intend to retain future earnings, if any, for use in our business and do not anticipate paying regular cash dividends on the common stock. The following table sets forth, on a per share basis, the high and low sale prices for our common stock as reported by the OTC Bulletin Board Market, for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                                           HIGH          LOW
                                                         --------      --------
1998
  1st Quarter..........................................  $5.00         $ 3.750
1999
  1st Quarter..........................................  $7.500        $ 1.000
  2nd Quarter..........................................   8.000          5.130
  3rd Quarter..........................................   7.750          5.000
  4th Quarter..........................................   6.750          3.375

2000
  1st Quarter..........................................   5.000          2.750
  2nd Quarter..........................................   4.250          2.000
  3rd Quarter..........................................   3.750          2.250
  4th Quarter..........................................   2.375           .125
2001
  1st Quarter..........................................   0.531          0.125
  2nd Quarter..........................................   0.270          0.030
  3rd Quarter..........................................   0.050          0.010
  4th Quarter..........................................   0.350          0.030


We made the following sales of unregistered common stock during the year ended December 31, 2001. All sales since that date were made by WorldTeq Group International.

   DATE
 OF ISSUE   TITLE    PURCHASER        SHARES SOLD   CONSIDERATION     EXEMPTION
--------- --------- ---------------   -----------  -------------     -----------

                             NO SALES WERE MADE DURING 2001


In connection with a private placement offering in July 1999 we are obligated to issue warrants to the investors and the placement agents if gross sales of $13,000,000 are not achieved as of specified dates. During the time frame we were $422,359 short of our goal and therefore the investors will receive 100,000 warrants and each placement agent will receive 50,000 warrants. These warrants will have an exercise price of $2.75 and a term of five years from the date of issuance. As part of this private place warrants in the amount of 386,650 shares of common stock exercisable at $5.50 per share with 5 year expiration were also issued.

In addition, we have issued and outstanding warrants to purchase 500,000 shares of our common stock at an exercise price of $.10 per share, management is investigating the validity of these warrants.

In October of 2001, we exchanged 7,900,000 shares of our common stock to an officer of our corporation in exchange for debt in the amount of $237,000. These securities were received by an accredited investor exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and are subject to registration restriction for a period of 2 years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Form 10-K. Certain information contained below and elsewhere in this Form 10-KSB, including information regarding our plans and strategy for our business, are forward-looking statements. See "Note Regarding Forward-Looking Statements."

RECENT DEVELOPMENTS

Beginning in the fourth quarter of 2000, we began to modify our business plan to better focus on our core competencies. In December of 2000 the Board of Directors voted to discontinue the operations of several companies not focused on our core competencies, with specific focus on cash flow and profits.

The revised plan calls for a restructuring that includes 1) a change in our accounting firm with more experience in our industry, 2) accelerated migration of direct customer sales staff to that of a contracted agent network, 3) discontinuation of unprofitable, low-margin business lines and 4) implementation of certain cost reduction procedures. Implementation of this plan commenced in the first quarter of 2001 and 5) consolidation of selected offices and centralization of our Network Operations Centers and 6) deployment of a new web based enterprise-wide accounting system accessible by all our offices.

2001 KEY ACCOMPLISHMENTS

During 2001, we continued to exploit our strong technical abilities to develop and deploy our own billing and provisioning systems. We expanded on our strength in affinity communities by enhancing the services we offer. Our strategy is to facilitate our continued expansion into emerging economies by expanding telecommunications and Internet services for our residential and small business customers. During 2001 some of our key accomplishments include:

1. Expansion of our available networks through the signing of several new vendor contracts allowing our ability to offer VoIP products.

2. Expansion of our success in the small- and medium-sized business markets with the launch of several new high demand products such as calling cards, Toll Free services, 1 + dialing plans, and enhanced hosting services.

3. Enhancement of the Billing System known as WEBBSsm to increase our control our provisioning and billing activities, thereby allowing us to provide service to a greater number of people without increasing overhead expenses.

4. Creation of strategic agent relationships with several resellers who already have very successful proven track records in the market place.

5. Implementation of an enterprise wide accounting system.

We believe these actions, combined with our commitment to cost containment and focused sales, position us to become EBITDA and net income positive during 2002.

During the first quarter of 2001, we eliminated approximately eight positions within our various companies. This represented approximately 20% of our total workforce at that time. The consolidation of Operations reflected our increased focus on businesses that perform. A portion of this reduction was related to our decision to shift our customer service operations to an out-sourced Canadian based arrangement. This allowed us to achieve a fixed cost per subscriber to support end-users. During 2001 we made the decision to centralize our Internet Operations and Management to our Ohio facility. This resulted in an 8% cost savings while improving our ability to react quickly to network issues. This shift also allowed us to take advantage of a geographically based reduction in personnel costs and overhead.

In 2001, we began eliminating low margin small Web site sales in our product mix and focused on some of the larger projects. This not only improved margins, but created a longer term relationship with particular clients for recurring revenue in our hosting center and Web site maintenance departments. This also freed up our resources to focus on our internal needs to help control growth costs.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

We have limited financial resources after two years of restructuring. We have eliminated non-productive assets and pared down our workforce to reduce overhead. We have no long-term debt and our operating cash flow was nearly positive in the fourth quarter of 2001 and will be positive in the first quarter
of 2002.   We have not raised any capital through sales of stock in 2000 or
2001. In 2000, we financed our $545,557 negative operating cash flow with the $600,000 in cash we had remaining from 1999. In 2001, we financed a smaller $400,521 negative operating cash flow with $529,359 in key shareholder loans and contributions to capital.

We believe 2002 will be a cash flow positive year, as our customer base has now reached a greater than break-even point in monthly cash inflows. Our customer base continues to grow each month, and is diverse enough to avoid sudden interruptions from cancellation by any single customer. Our billing system takes advance credit card payments in a smooth operation. We are not dependent on any specific future events to achieve a profitable 2002 year.

We have no debt in danger of default. Our vendors are satisfied with our payment history.

RESULTS OF OPERATIONS

Total sales for 2001 increased from 2000 by 143%. This was due to our successful sales efforts, our superior Internet service capabilities and our stable vendor relationships, as contrasted with the chaos and cut-throat competition generally prevalent in the Internet and telecommunications industries. In addition, we added new sales agents in fiscal 2001 and our first five affiliate and affinity programs in 2001. As a result of the change of focus, telecommunications revenue accounted for 61% of our total revenue for
2001.   The addition of new product offerings including wholesale services and an increase in active telecommunications customers accounted for majority of the increase. We anticipate another triple-digit growth rate in 2002.

Cost of sales for 2001 increased from 2000 by 304%. This is due to our restructuring of our relationships in 2001 to accommodate our accelerated growth rate. We believe our cost of sales as a percentage of total sales will drop somewhat in 2002.

Selling expense declined slightly due to a drop in our advertising expense in 2001 from 2000.

General and administrative expenses for 2001 increased from 2000 by 110%. Our rapid growth rate produced some overhead costs that we do not believe will repeat, including salaries, legal and accounting expenses. We anticipate a drop in total general and administrative costs in 2002 even with another major sales increase.

Because the profitability of our Internet service provider division has not met our expectations during 2001, we wrote off the remaining $161,984 in goodwill related to that 1999 acquisition.

Interest expense is a direct result from our significant debt incurred in 2001 to finance what we hope to be the last of our annual operating deficits in 2001.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended December 31, 2001, we have retained Malone and Bailey PLLC as our principal independent accountant to replace Michael Johnson and Co. LLC, our principal accountant for the fiscal year ended December 31, 2000. Michael Johnson and Co. LLC's report on our financial statements for the prior fiscal year did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principals. The decision to change accountants was approved by our Board of Directors. There were no disagreements with our former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved would have caused our former accountant to make reference to the subject matter of the disagreement(s) in connection with its report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth information regarding the executive officers and directors of the Company.

       Name                 Age     Position                 Since

----------------------      ---  -------------------       ------------

Bruce Bertman                44  President, Treasurer      March 1999
                                 and Chairman of the
                                 Board of Directors

Donald Dea                   47  Secretary and Director    October 1999


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

(d) No legal proceedings have been instituted in the previous five years against any of our current directors or officers

OUTSTANDING ISSUES INVOLVING PRIOR DIRECTORS AND/OR BOARD MEMBERS:

On March 30, 1999, our wholly-owned subsidiary, Skydive USA, was sold to Larry Kerschenbaum and Thomas Keese, two of our founding shareholders, officers and directors. In consideration for Skydive USA, Messrs. Kerschenbaum and Keese returned to us a total of 400,000 shares of our outstanding common stock.

The company has a confessed judgment on file from Mr. Kerschenbaum in the amount of $262,213.21 and has perfected its position in the state of Florida. The company feels there is little chance of collection and has written this amount off.

The company is pursuing legal action against a former board member Craig Kendall, disposition of the matter is still outstanding.

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

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, or upon written representations received by us, we are not aware of any failure by an officer, director or beneficial owner of more than 10% of the our common stock to file timely with the Securities and Exchange Commission any Forms 3, 4 or 5 relating to the fiscal year ended December 31, 2001.

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

(b) SUMMARY COMPENSATION TABLE. The following table sets forth certain summary information concerning the compensation paid to the Chief Executive Officer and certain executive officers for the fiscal years ended December 31, 2000 and 2001.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                Annual              Long-Term Compensation
                                                                             Compensation
---------------------------------------------------------------------------------------------------------------------------------
Name and Principal Position                                    Fiscal         Salary ($)        Securities            All Other
                                                                Year                            Underlying          Compensation
                                                                                                 Options                 ($)
                                                                                                 SARS (#)
---------------------------------------------------------------------------------------------------------------------------------
Bruce Bertman                                                    2001          101,760            300,000              7,800(1)
---------------------------------------------------------------------------------------------------------------------------------
President, Treasurer and Chairman of the Board                   2000          96,269             500,000              7,800 (1)
---------------------------------------------------------------------------------------------------------------------------------
Donald Dea(2)                                                    2001             N/A             100,000               N/A
---------------------------------------------------------------------------------------------------------------------------------
Secretary and Director                                           2000             N/A             100,000               N/A
---------------------------------------------------------------------------------------------------------------------------------
Karla Arndt (3)                                                  2001           61,085            20,000                4,500 (4)
---------------------------------------------------------------------------------------------------------------------------------
Assistant Secretary                                              2000           57,000            20,000                N/A
---------------------------------------------------------------------------------------------------------------------------------
Jeff Lieberman(5)                                                2001           96,000            20,000                3,000 (6)
---------------------------------------------------------------------------------------------------------------------------------
Vice President of Sales                                          2000           96,000            20,000                N/A
---------------------------------------------------------------------------------------------------------------------------------

(1)  Mr. Bertman receives an automobile allowance of $650 per month.

(2) Mr. Dea joined us in October 1999. Mr. Dea does not receive any salary or bonus.

(3) Ms. Arndt has been a full time employee of the company since 1999.

(4) The amount listed reflects total bonuses paid.

(5) Mr. Lieberman has been a full time employee of the company since 1999.

(6) The amount listed reflects total bonuses paid.

(c) OPTION/SAR GRANTS. The Company has established the 2000 Incentive and Non-statutory Stock Option Plan, which authorizes the issuance of up to 5,000,000 shares of the Company's common stock. The Plan will remain in effect until 2010 unless terminated earlier by an action of the Board. All employees, board members and consultants of the Company are eligible to receive options under the Plan at the discretion of the Board. Options issued under the Plan vest according to the individual option agreement for each grantee. During fiscal year 2001 the company issued 545,000 options with a strike price of $.29 (29 cents) per share.

(d) AGGREGATE OPTION/SAR EXERCISES. No stock options or stock appreciation rights have been exercised in the last fiscal year.

(e) LONG TERM INCENTIVE PLAN AWARDS. No long-term incentive plans have been awarded.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of WorldTeq Group International's common stock and Series A preferred stock as of January 31, 2001, by each shareholder known by us to be the beneficial owner of more than 5% of WorldTeq Group International's common stock, each director and all executive officers and directors as a group. Unless otherwise indicated by footnote, each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned.

TITLE OF CLASS        NAME AND ADDRESS             Number of Shares Owned           % OF CLASS
--------------        ----------------                                              ----------
  Common           Bruce Bertman                          9,069,000(1)                50.86
                   19200 Autumn Maple Lane
                   Gaithersburg, MD 20879
  Common           Donald Dea                                40,000(2)                 0.22
                   12 Saint Ebbas Drive                   Penfield, NY 14526
  Common           All Executive officers and
                   directors as a group                   9,515,001 (3)               53.37


Notes:

(1) Total shares includes 111,000 shares issued in the name of Cyber Realm, Inc.,. Mr. Bertman is a principle shareholder of this company, and has sole voting authority for all of these shares. Mr. Bertman is Chairman and CEO for WorldTeq Group International.

(2)  Mr. Dea is a current member of the Board of Directors.

(3) Total includes Mr. Bruce Bertman, Mr. Donald Dea, Mr. Jeff Lieberman, and Ms. Karla Arndt.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) The following transactions have been undertaken within the last three years with related parties.

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

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B. There are no transactions between WorldTeq Group International and other companies for which our directors serve as directors or employees other than in the normal course of business. With the exception of Fusion Productions, we charge companies that share directors or officers with us at the same rate at which we charge other, unrelated companies. Our director, Donald Dea, is a co-founder of Fusion Productions. A part of the business of Fusion Productions involves the sale of Web site design and other value added services to its customers. We provide those services to Fusion Productions at wholesale rates, so they may be resold at competitive prices. Fusion Productions was a client of Computer Ease for almost 6 years prior to the time we purchased Computer Ease in March, 1999. We continue to charge Fusion Productions the same or higher rate than those rates charged prior to Mr. Dea becoming one of our directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       WORLDTEQ GROUP INTERNATIONAL, INC.


Date: April 12, 2002               By:  /s/ Bruce Bertman

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

/s/ Bruce Bertman        President, Treasurer and             April 12, 2002

    Bruce Bertman        Chairman of the Board of Directors

/s/ Donald Dea           Secretary and Director               April 12, 2002

    Donald Dea

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 8-K

                                 CURRENT REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       Date of report (Date of earliest event reported): December 6, 2001.

                             A1 INTERNET.COM, INC.,
             (Exact Name of Registrant as Specified in Its Charter)


      Nevada                        000-274243                  03-7392107
(State or Other              (Commission File Number)       (I.R.S. Employee
Jurisdiction of                                          Identification Number)
Incorporation)

                15200 Shady Grove Road, Rockville, Maryland 20850
          (Address of Principal Executive Offices, Including Zip Code)

                                 (301) 296-4234
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
          (Former Name or Former Address, if Changed Since Last Report)

               15825 Shady Grove Road, Rockville, Maryland  20850
        ------------------------------------------------------------------

     A1 Internet.com Inc. (the "Corporation"), duly organized under the law of the state of Nevada, does hereby consent to the adoption of the following resolutions herein set forth as of the 15th of October, 2001 - it is hereby agreed that such resolutions are unanimously adopted the Board of Directors (the "Board") of the Company:

ITEM 5. CORPORATE NAME CHANGE
-----------------------------

     By resolution of the Board of Directors, as referenced above, the following change in the registered corporate name has been effected:

"A1 Internet.com, Inc"  to  "WorldTeq Group International Incorporated"

ITEM 5.  STOCK SYMBOL CHANGE
----------------------------

     As a result of the corporate name change, the following stock symbol change has been effected:

     The stock symbol registered for the corporation formerly known as A1 Internet.com, Inc. - now WorldTeq Group International Incorporated - is changed as follows:

             "AWON"   to   "WTEQ"

ITEM 5.  CUSIP NUMBER CHANGE
----------------------------

     As a result of the corporate name, and symbol change, the following CUSIP number change has been effected:

The CUSIP number registered for the corporation formerly known as A1 Internet.com, Inc - now WorldTeq Group International Incorporated - is changed as follows:

                  "037392-10-7"  to  "98158A-10-1"

ITEM 5. COMMON STOCK INCREASE
-----------------------------

     By resolution of the Board of Directors, as referenced above, the following change in common shares is effected:

     "The number of authorized common shares is increased from 20,000,000 to 100,000,000"



                       (SIGNATURES TO FOLLOW ON NEXT PAGE)
                       -----------------------------------

--------------------------------------------------------------------------------
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
                        (FORMERLY A1 INTERNET.COM, INC.)
                                  (Registrant)

Date: December 6, 2001


                              By:/S/ Bruce Bertman


                      -------------------------------------

                                   (Signature)

                              Name:  Bruce Bertman

                                Title: President,

                             Chief Executive Officer


--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 8-K
                                 CURRENT REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      Date of report (Date of earliest event reported): December 10, 2001.

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)


     Nevada                       000-274243                   98158A1016
(State or Other            (Commission File Number)         (I.R.S. Employee
Jurisdiction of                                          Identification Number)
Incorporation)



                15200 Shady Grove Road, Rockville, Maryland 20850
          (Address of Principal Executive Offices, Including Zip Code)

                                 (301) 296-4234
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
          (Former Name or Former Address, if Changed Since Last Report)
               15825 Shady Grove Road, Rockville, Maryland  20850

          -------------------------------------------------------------

ITEM 5. CORPORATE COUNSEL CHANGE
--------------------------------

     By resolution of the Board of Directors, the following change in the corporate counsel has been effected:

The Law Offices of Elliott Adler located at 7316 Wisconsin Avenue, Suite 420, Bethesda, Maryland 20814 have been engaged as corporate counsel.



                    (SIGNATURES TO FOLLOW ON NEXT PAGE)
                    -----------------------------------

--------------------------------------------------------------------------------
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
                        (FORMERLY A1 INTERNET.COM, INC.)
                                  (Registrant)

Date: December 10, 2001


                              By:/S/ Bruce Bertman


                      -------------------------------------

                                   (Signature)
                              Name:  Bruce Bertman
                                Title: President,
                             Chief Executive Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 8-K
                                 CURRENT REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      Date of report (Date of earliest event reported): December 10, 2001.

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)


      Nevada                        000-274243                 98158A1016
(State or Other            (Commission File Number)          (I.R.S. Employee
Jurisdiction of                                           Identification Number)
Incorporation)



                15200 Shady Grove Road, Rockville, Maryland 20850
          (Address of Principal Executive Offices, Including Zip Code)

                                 (301) 296-4234
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
          ----------------------------------------------------------

ITEM 1. CORPORATE ACTION
------------------------

     By resolution of the Board of Directors, the following corporate action is currently in process:

In response to prior agreements left outstanding by Larry Kerschenbaum, this corporation has initiated legal proceedings to collect these outstanding debts in the amount of $262,213.21 owed by Mr. Kerschenbaum to the corporation. Mr. Kerschenbaum is a former Officer and Board member of the corporation.

A lawsuit was filed in state court in Maryland and a confessed judgment in the foregoing amount was obtained against Mr. Kerschenbaum. In addition, the judgment has been domesticated in Florida. The corporation will record the judgment in all such jurisdictions wherein Mr. Kerschenbaum may have assets, and will undertake collection procedures as permitted by law.

                      (signatures to follow on next page)
                      -----------------------------------

--------------------------------------------------------------------------------
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
                        (FORMERLY A1 INTERNET.COM, INC.)
                                  (Registrant)

Date: December 10, 2001


                              By:/S/ Bruce Bertman


                      -------------------------------------

                                   (Signature)
                              Name:  Bruce Bertman
                                Title: President,
                             Chief Executive Officer



--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 8-K
                                 CURRENT REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      Date of report (Date of earliest event reported): December 10, 2001.

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)


      Nevada                        000-274243                  98158A1016
(State or Other            (Commission File Number)          (I.R.S. Employee
Jurisdiction of                                           Identification Number)
Incorporation)



                15200 Shady Grove Road, Rockville, Maryland 20850
          (Address of Principal Executive Offices, Including Zip Code)

                                 (301) 296-4234
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
              -----------------------------------------------------


ITEM 5. LATE FILINGS
--------------------

The Board of Directions has announced that 2000 Year End statements for the corporation will be submitted on or before December 20th of this year. Subsequent quarterly filings will be submitted within 90 days from this date. The delay was caused by an unplanned change in auditing firms.

ITEM 5.  OTC STATUS CHANGE
--------------------------

As a result of non-compliance with regard to quarterly and annual reporting, the OTC status of WTEQ (formerly AWON) was declined. The Board is working diligently to recover the corporation's compliance status. The Board anticipates the return of the corporation to OTC status within 90 days.

                      (SIGNATURES TO FOLLOW ON NEXT PAGE)
                      -----------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 8-K
                                 CURRENT REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      Date of report (Date of earliest event reported): December 10, 2001.

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)


      Nevada                      000-274243                    98158A1016
(State or Other            (Commission File Number)          (I.R.S. Employee
Jurisdiction of                                           Identification Number)
Incorporation)



                15200 Shady Grove Road, Rockville, Maryland 20850
          (Address of Principal Executive Offices, Including Zip Code)

                                 (301) 296-4234
              (Registrant's Telephone Number, Including Area Code)

           ---------------------------------------------------------

ITEM 5. NEW CONTRACT SIGNED
---------------------------

In keeping with the current focus of the corporation, WorldTeq Group International Incorporated has signed a new vendor contract with St. Andrews Telecommunications located in Lawrence, Kansas. The company works directly with Qwest Communications who provides Long Distance services domestically and internationally.

Through this partnership and its other relationships, WorldTeq Group is now able to offer toll free, retail and wholesale long distance services, Voice over Internet Protocol and Calling Card Products in addition to its standard internet services.


                      (SIGNATURES TO FOLLOW ON NEXT PAGE)
                      -----------------------------------

--------------------------------------------------------------------------------
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
                        (FORMERLY A1 INTERNET.COM, INC.)
                                  (Registrant)

Date: December 10, 2001


                              By:/S/ Bruce Bertman



                      -------------------------------------
                                   (Signature)
                              Name:  Bruce Bertman
                                Title: President,
                             Chief Executive Officer


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
                        (FORMERLY A1 INTERNET.COM, INC.)
                                  (Registrant)

Date: December 10, 2001


                              By:/S/ Bruce Bertman



                      -------------------------------------
                                   (Signature)
                              Name:  Bruce Bertman
                                Title: President,
                             Chief Executive Officer