Form 10KSB/A
period 2001-12-31
WORLDTEQ GROUP INTERNATIONAL INC
filed 2002-04-17
CIK 1091566

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                  Amendment #1
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2001
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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


Documents incorporated by reference: Portions of (a) the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES NO X

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                                   FORM 10-KSB
                             TABLE OF CONTENTS


                                                                     Page
                                                                     ----
                                   PART I

Item 1.   Description of Business . . . . . . . . . . . . . . . . .    3

Item 2.   Description of Property . . . . . . . . . . . . . . . . .   15

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . .   16

Item 4.   Submission of Matters to a Vote of Security Holders . . .   16

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters    16

Item 6.   Management's Discussion and Analysis or Plan of Operation   17

Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . .   19

Item 8.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . . .   19

                                  PART III

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the
            Exchange Act. . . . . . . . . . . . . . . . . . . . . .   19


Item 10.  Executive Compensation  . . . . . . . . . . . . . . . . .   20

Item 11.  Security Ownership of Certain Beneficial Owners and
            Management. . . . . . . . . . . . . . . . . . . . . . .   21

Item 12.  Certain Relationships and Related Transactions. . . . . .   22

Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .   24

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

                                   PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to our plans, objectives and expectations for future operations and growth. Other forward-looking statements in this Form 10-KSB include statements regarding synergies and growth expected as a result of future acquisitions, expected growth in earnings, EBITDA, revenue and gross margin, expected decreases in operating expenses, our expectation regarding our ability to consummate future acquisitions. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-KSB should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-KSB as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, infrastructure and content, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market conditions, the volatile and intensely competitive environment in the telecommunications and Internet industries, the availability of transmission facilities, dependence on call termination agreements, entry into new and developing markets, risks associated with the international telecommunications industry, customer concentration and attrition, dependence on a few significant foreign and domestic customers and suppliers, international economic and political instability, dependence on effective billing and information systems, rapid technological change, the risk of litigation in connection with the contents of our Web based systems, and our dependence on key employees in a competitive market for skilled personnel. These factors should not be considered complete; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

2. Increased our success in the small and medium-sized business market through the roll out of several new high demand products such as calling cards, Toll Free services, 1 + dialing plans, and enhanced hosting services.

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

Although the available services are identical, pricing for our connectivity service is dependent on whether the customer is retail or wholesale based. Retail customers are end-users that purchase and utilize our dial up connectivity services directly. Wholesale customers are businesses and associations that resell our services to end-users. We currently charge each retail customer a monthly fee ranging between $17.95, for our basic analog service, and $39.95, for our premium ISDN access. As of December 31, 2001, we had approximately 3,797 retail customers which accounted for 65% of our overall connectivity customers. Our wholesale customers are charged a monthly fee on a sliding scale based on the number of users utilizing our connectivity services through a unique wholesale customer. At current usage levels, wholesale customers with fewer than 50,000 users are charged $11 per user, per month. As the number of subscribers brought to us by unique wholesale resellers increases beyond 50,000, the monthly charge per user will decrease until it reaches the minimum of $5.95 per customer, per month for 250,000 or more users. At December 31, 2001, we had 14 wholesale customers that resell our services to approximately 4,000 end-users who represent 35% of our connectivity customers.

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

SALES OF SHARES BY OUR SHAREHOLDERS COULD DEPRESS OUR STOCK PRICE

The market price of our common stock could drop as a result of sales of a large number of our shares in the public market. The perception that such sales may occur could have the same effect. As of January 31, 2001, our executive officers and directors owned, directly or indirectly, approximately 53.37% of our common stock.

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


We sub-lease approximately 300 square feet at Exodus Center for use as our data warehousing facility. The lease has a one-year renewable term and we pay rent at the rate of $21,000 per year. The facility has more than one gigabyte of Internet bandwidth available to us, therefore allowing us to provide web hosting services on a "pay as you go" basis.

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

   DATE
 OF ISSUE   TITLE    PURCHASER        SHARES SOLD   CONSIDERATION     EXEMPTION
--------- --------- ---------------   -----------  -------------     -----------

                             NO SALES WERE MADE DURING 2001



In connection with a private placement offering in July 1999 we are obligated to issue warrants to the investors and the placement agents if gross sales of $13,000,000 were not achieved as of specified dates. During the time frame we were $422,359 short of our goal and therefore the investors will receive 100,000 warrants and each placement agent will receive 50,000 warrants. These warrants will have an exercise price of $2.75 and a term of five years from the date of issuance. As part of this private place warrants in the amount of 386,650 shares of common stock exercisable at $5.50 per share with 5 year expiration were also issued.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS


The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Form 10-KSB. Certain information contained below and elsewhere in this Form 10-KSB, including information regarding our plans and strategy for our business, are forward-looking statements. See "Note Regarding Forward-Looking Statements."


RECENT DEVELOPMENTS

Beginning in the fourth quarter of 2000, we began to modify our business plan to better focus on our core competencies. In December of 2000 the Board of Directors voted to discontinue the operations of several companies not focused on our core competencies, with specific focus on cash flow and profits.


The revised plan called for a restructuring that includes 1) a change in our accounting firm with more experience in our industry, 2) accelerated migration of direct customer sales staff to that of a contracted agent network, 3) discontinuation of unprofitable, low-margin business lines and 4) implementation of certain cost reduction procedures. Implementation of this plan commenced in the first quarter of 2001 and 5) consolidation of selected offices and centralization of our Network Operations Centers and 6) deployment of a new web based enterprise-wide accounting system accessible by all our offices.

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

2. Expansion of our success in the small and medium-sized business markets with the launch of several new high demand products such as calling cards, Toll Free services, 1 + dialing plans, and enhanced hosting services.

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


On February 2, 1999, we issued to EBI Securities Corporation a warrant to purchase 500,000 shares of our common stock with an exercise price of $.10 per share as payment for professional services performed in the first quarter of 1999. The Company is investigating the validity of this transaction.


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

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
                        (FORMERLY A1 INTERNET.COM, INC.)
                                  (Registrant)

Date: December 10, 2001


                              By:/S/ Bruce Bertman



                      -------------------------------------
                                   (Signature)
                              Name:  Bruce Bertman
                                Title: President,
                             Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
  WorldTeq Group International, Inc.
  (formerly A1 Internet.com, Inc.)
  Rockville, Maryland

We have audited the accompanying consolidated balance sheet of WorldTeq Group International, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of WorldTeq's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldTeq Group International, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that WorldTeq will continue as a going concern. As discussed in Note 2 to the financial statements, WorldTeq's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE AND BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

March 18, 2002

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
  WorldTeq Group International, Inc.
  (formerly A1 Internet.com, Inc.)
  Rockville, Maryland

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows for WorldTeq Group International, Inc. for the year ended December 31, 2000. These financial statements are the responsibility of WorldTeq's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for WorldTeq Group International, Inc. for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that WorldTeq will continue as a going concern. As discussed in Note 2 to the financial statements, conditions exist which raise substantial doubt about WorldTeq's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Michael Johnson & Co., LLC
Denver, Colorado

January 16, 2002

                  WORLDTEQ GROUP INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEET
                          December 31, 2001


Current Assets
  Cash                                             $     50,545
  Restricted cash                                        52,500
  Accounts receivable                                   192,450
  Other current assets                                   12,046
                                                   ------------
  Total Current Assets                                  307,541
                                                   ------------
Equipment, net of $300,252 accumulated
  depreciation                                          108,423
                                                   ------------
Total Assets                                       $    415,964
                                                   ============

Current Liabilities
  Accounts payable                                 $    478,148
  Accrued expenses                                       20,267
  Deferred revenue                                       98,051
  Note payable to shareholder                           375,257
  Note payable                                          148,797
                                                   ------------
  Total Current Liabilities                           1,120,520
                                                   ------------
Stockholders' Deficit
  Convertible preferred stock, $.001 par value,
    5,000,000 shares authorized, 1,115,533 shares
    issued and outstanding                                1,115
  Common stock, $.001 par value, 100,000,000
    shares authorized, 17,830,000 shares issued
    and outstanding                                      17,830
  Paid in capital                                    19,556,789
  Retained deficit                                  (20,280,290)
                                                   ------------
  Total Stockholders' Deficit                          (704,556)
                                                   ------------
Total Liabilities and Stockholders' Deficit        $    415,964
                                                   ============

            See accompanying summary of accounting policies
                  and notes to financial statements.

                  WORLDTEQ GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                Years Ended December 31, 2001 and 2000


                                             2001            2000
                                          -----------    ------------
Sales                                    $  3,156,591   $   1,300,216

Cost of sales                               1,846,947         457,269
Selling expense                                41,798          49,222
General & administrative                    1,848,867         878,994
Bad debts                                      14,002         613,674
Depreciation                                   82,866         139,845
Amortization                                   71,800
Impairment of goodwill                        161,984
Other income                                     (660)        (92,672)
Interest expense                               60,283
                                          -----------    ------------
  Operating Expenses                        4,127,887       2,046,332
                                          -----------    ------------
  Loss From Continuing Operations            (971,296)       (746,116)
                                          -----------    ------------
Discontinued Operations
  Loss from discontinued operations                       (12,337,277)
  Loss on disposal                                           (373,845)
                                                         ------------
                                                          (12,711,122)
                                          -----------    ------------
NET LOSS                                    ($971,296)   ($13,457,238)
                                          ===========   ============
Other Comprehensive Loss
  Unrealized holding loss                                  (1,793,497)
                                                         ------------
COMPREHENSIVE LOSS                                       ($15,250,735)
                                                         ============
Basic and diluted loss per share:
  Net loss from continued operations           ($0.08)         ($0.07)
  Net loss from discontinued operations                        ($1.24)

Weighted Average Shares Outstanding        12,543,333      10,261,000

            See accompanying summary of accounting policies
                  and notes to financial statements.


                  WORLDTEQ GROUP INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years Ended December 31, 2001 and 2000


                            Preferred stock           Common stock
                          Shares      Amount       Shares         Amount
                        -----------  --------   -----------    ------------
Balances,
  December 31, 1999       1,115,553  $   1,115    9,422,000   $       9,422

Shares issued for
  CTNA acquisition                                1,200,000           1,200

Forgiveness of
  subscriptions
  receivable

Shares issued for:
  - services                                        478,000             478

Net comprehensive loss
                        -----------   --------  -----------    ------------
Balances,
  December 31, 2000       1,115,553      1,115   11,100,000          11,100

Rescission of CTNA
  acquisition                                    (1,200,000)         (1,200)

Shares issued for:
  - debt                                          7,930,000           7,930

Shareholder capital
  contribution

Net loss
                        -----------   --------  -----------    ------------
Balances,
  December 31, 2001       1,115,553  $   1,115   17,830,000   $      17,830
                        ===========   ========  ===========   ============

            See accompanying summary of accounting policies
                  and notes to financial statements.

                  WORLDTEQ GROUP INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years Ended December 31, 2001 and 2000

                                                        Other
                           Paid In      Subscrip.    Comprehensive
                           Capital       Receiv.        Income          Deficit
                         -----------   -----------  ---------------  -------------
Balances,
  December 31, 1999     $ 18,966,548    ($940,000)  $    1,793,497    ($5,851,756)

Shares issued for
  CTNA acquisition         1,198,800

Forgiveness of
  subscriptions
  receivable                (940,000)     940,000

Shares issued for:
  - services                  47,771

Net comprehensive loss                                  (1,793,497)   (13,457,238)
                         -----------   -----------  ---------------  -------------
Balances,
  December 31, 2000       19,273,119   $        0   $            0    (19,308,994)
                         ===========   ===========  ===============  =============
Rescission of CTNA
  acquisition                  1,200

Shares issued for:
  - debt                     229,970

Shareholder capital
  contribution                52,500

Net loss                                                                 (971,296)
                         -----------                                 -------------
Balances,
  December 31, 2001     $ 19,556,789                                 ($20,280,290)
                         ===========                                 =============

            See accompanying summary of accounting policies
                  and notes to financial statements.

                  WORLDTEQ GROUP INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years Ended December 31, 2001 and 2000


                                                 2001            2000
                                             -------------  --------------
Cash Flows Used In Operating Activities
Net loss                                        ($971,296)   ($13,457,238)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                   154,666         139,845
  Bad debt expense                                 14,002         259,935
  Impairment loss                                 161,984
  Writedowns on discontinued operations                        12,743,674
  Loss on disposal of subsidiary                                 (373,845)
  Change in:
    Accounts receivable                          (197,579)        311,845
    Other current assets                           75,426         244,255
    Accounts payable                              215,816        (403,819)
    Accrued expenses                               48,409         (10,209)
    Deferred revenue                               98,051
                                             -------------  --------------
Net Cash Used In Operating Activities            (400,521)       (545,557)
                                             -------------  --------------
Cash Flows Used In Investing Activities
  Purchases of equipment                          (48,551)
Cash Flows Provided By Financing Activities
  Proceeds from shareholder note payable          343,109         (13,992)
  Shareholder contributions to capital             52,500
  Proceeds from note payable                      133,750         (37,084)
                                             -------------  --------------
                                                  529,359         (51,076)
                                             -------------  --------------
Net Change in Cash                                 80,287        (596,633)
Cash - beginning of year                           22,758         619,391
                                             -------------  --------------
Cash - end of year                           $    103,045   $      22,758
                                             =============  ==============
Cash paid for interest                       $      3,750   $      15,000
Non-cash transactions
  Stock issued for shareholder note payable  $    237,900
  Stock issued for acquisition                              $   1,200,000

            See accompanying summary of accounting policies
                  and notes to financial statements.

                        WORLDTEQ GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of business. WorldTeq Group International, Inc. ("WorldTeq"), is a Nevada corporation formed October 13, 1997 and originally named Halo Holdings of Nevada, Inc. The name was changed to A1 Internet.com, Inc. in 1999 and again on October 15, 2001 to the current name. WorldTeq was engaged in skydiving prior to selling that operation in 1999 and the related aircraft in October 2000. In 1999, WorldTeq acquired Virtual Information Express, Inc., Computer Ease LLC, and Networld Ohio, Inc. Virtual Information Express and Computer Ease were discontinued in 2000. WorldTeq sells long-distance telephone service and various Internet-related services, including website creation and hosting and internet connectivity services.

Basis of presentation. The consolidated financial statements include the accounts of WorldTeq and its wholly-owned subsidiaries, WorldTeq Corporation and NetWorld of Ohio, Inc. Significant inter-company accounts and transactions have been eliminated.

Estimates and assumptions. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Cash and cash equivalents include all highly liquid investments purchased with original maturities of three months or less. Restricted cash is a credit card merchant cash deposit to secure customer credit card long distance payments.

Revenue recognition. Revenue from internet and long-distance services is recognized when services are rendered. Deferred revenue represents collected prepaid long-distance services.

Accounts receivable that are not deemed collectible are written off.

Property and Equipment. The Company calculates depreciation for financial reporting for its computers and other equipment using the straight-line method over the useful lives of the assets, estimated at 3 - 5 years.

Amortization of the goodwill from the NetWorld of Ohio, Inc. acquisition was calculated using the straight-line method over 5 years.

The Company follows Statement of Financial Accounting Standards No. 121, Impairment of Long-Lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2001, the remaining unamortized balance of the NetWorld of Ohio, Inc. goodwill was written off.

Income taxes are computed using the tax liability method of accounting, whereby deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

Advertising costs are expensed as incurred.

Loss per Share. Basic loss per share equals net loss divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2001 or 2000.

Stock options are accounted for by following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and by following Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, which established a fair-value-based method of accounting for stock-based compensation plans.

New Accounting Principles. WorldTeq does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flow.

Reclassifications. Certain prior years' amounts have been reclassified to conform with the current year presentation.


NOTE 2 - GOING CONCERN

WorldTeq has incurred operating losses since inception. Management has raised money through equity sales and loans and contributions by its largest shareholder. Management believes that monthly cash flow beginning in late 2001 is sufficient to pay current obligations and will continue to grow to meet all ongoing capital and operating needs.


NOTE 3 - NOTE PAYABLE TO SHAREHOLDER

This note is unsecured, due on demand, and incurs interest at 8%.


NOTE 4 - NOTE PAYABLE

This note is unsecured, due on demand, and incurs interest at 15%.


NOTE 5 - INCOME TAXES

Income taxes are not due since WorldTeq has had losses since inception.
WorldTeq has deductible net operating losses of about $1,100,000 and $13,000,000 in the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company had approximately $20,000,000 in unused net operating loss carryforwards which expire in the years 2012 - 2021.


NOTE 6 - PREFERRED STOCK

Series A Convertible Preferred Stock was issued in 1999 for net proceeds of $3,602,560. It is convertible into the Company's common stock at any time at the option of the holder on a one-for-one basis. This series is non-voting and pays no dividends. The liquidation value is $4.50 per share.


NOTE 7 - STOCK OPTIONS AND WARRANTS

WorldTeq's Stock Option Plan provides for the grant of both qualified and non-qualified options to directors, employees and consultants of WorldTeq, and opportunities for directors, officers, employees and consultants of WorldTeq to make purchases of stock in WorldTeq. In addition, WorldTeq issues stock warrants from time to time to employees, consultants, stockholders and creditors as additional financial incentives. The plan and warrants issuance are administered by the Board of Directors of WorldTeq, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

WorldTeq uses the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. During the years ended December 31, 2001 and 2000, no compensation expense was recognized for the issuance of options and warrants to employees, because no option prices were below market prices at the date of grant. During the years ended December 31, 2001 and 2000, no compensation expense was recognized for the issuance of warrants to non-employees because the fair market value as calculated using the Black-Scholes method was below the exercise prices of $2.75 and $5.50 per share.

Options and warrants to purchase 3,545,000 and 687,000 shares of common stock that had no intrinsic value were issued to employees during the years ended December 31, 2001 and 2000, respectively.

During the years ended December 31, 2001 and 2000, WorldTeq issued 150,000 and 0 options and warrants, respectively, to consultants whose stock-based compensation must be recorded at fair value pursuant to FASB Interpretation Number 44. The compensation cost record for these options and warrants was $0 in both years based on the Black-scholes option pricing model as suggested by FASB Statement 123.

Had compensation cost for the Company's stock-based compensation plan for employees been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company's net losses and loss per share would have been increased to the pro forma amount indicated below:

        (in thousands)                   2001           2000
                                    ------------  ----------------
Net loss available for common
  Shareholders       -As reported   $  (971,296)  $  (13,457,238)
                     -Pro forma      (1,051,673)     (13,483,267)
Net loss per share   -As reported   $      (.08)  $         (.07)
                     -Pro forma            (.08)            (.07)

The weighted average fair value of the stock options and warrants granted to employees during 2001 and 2000 was $.07 and $.29, respectively. Variables used in the Black-Scholes option-pricing model include (1) 5.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.

Summary information regarding options and warrants is as follows:

                                           Weighted                 Weighted
                                           average                   average
                                Options   Share Price   Warrants   Share Price
                               ---------  ------------  ---------  ------------
Year ended December 31, 2000:
  Outstanding, 1999                                      886,650   $       2.45
  Granted                        687,000           .29
                               ---------  ------------  ---------  ------------

Outstanding at
  December 31, 2000              687,000           .29    886,650          2.45

Year ended December 31, 2001:
  Granted                        545,000           .29  3,150,000           .16
                               ---------  ------------  ---------  ------------

Outstanding at
  December 31, 2001            1,232,000  $        .29  4,036,650  $        .66
                               =========  ============  =========  ============


     Options outstanding and exercisable as of December 31, 2001:


                      - - Outstanding - - Exercisable
                        Number  Remaining   Number
     Exercise Price   of Shares   life    of Shares
                      ---------  -------  ---------
     $.29                87,000  3 years     21,750
     $.29               145,000  4 years          0
     $.29               600,000  5 years    100,000
     $.29               400,000  6 years          0
                      ---------           ---------

                      1,232,000             121,750
                      =========           =========

     Warrants outstanding and exercisable as of December 31, 2001:

                      - - Outstanding - - Exercisable
                       Number   Remaining    Number
     Exercise Price   of Shares   life    of Shares
                 ---------  -------  ---------
     $5.50               386,650  3 years    386,650
     $2.75               150,000  5 years    150,000
     $ .10               500,000  3 years    500,000
     $ .03             3,000,000  5 years  3,000,000
                       ---------           ---------

                       4,036,650           4,036,650
                       =========           =========


NOTE 8 - COMMITMENTS AND CONTINGENCIES

WorldTeq's office lease is month-to-month. Total rent expense for 2001 and 2000 was $68,150 and $98,303, respectively.


NOTE 9 - MAJOR CUSTOMERS AND VENDORS

WorldTeq incurred $714,000 in charges owed to one long-distance carrier during 2001, or 33% of its total cost of sales. No customer and no other vendor accounted for 10% or more of total sales or costs during 2001 or 2000.