Form 10QSB
period 2002-03-31
WORLDTEQ GROUP INTERNATIONAL INC
filed 2002-04-22
CIK 1091566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2002



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

          ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION


              WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY A1 INTERNET.COM, INC.)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (UNAUDITED)
                                  -----------


                                                          March 31,     December 31,
Assets                                                      2002            2001
                                                        -----------------------------
                                                         (unaudited)     (audited)
Current Assets:
  Cash                                                  $    174,358   $      50,545
  Restricted Cash                                             52,500          52,500
  Accounts Receivable                                        247,549         192,450
  Other Current Assets                                        13,694          12,046

                                                        -------------  --------------
  Total Current Assets                                       488,101         307,541
                                                        -------------  --------------

Equipment                                                    452,475         408,675
Accumulated Depreciation                                    (319,869)       (300,252)
                                                        -------------  --------------
  Net Fixed Assets                                           132,606         108,423

                                                        -------------  --------------
Total Assets                                            $    620,707   $     415,964
                                                        =============  ==============

Current Liabilities
  Accounts Payable                                      $    486,596   $     478,148
  Accrued Expenses                                             1,713          20,267
  Deferred Revenue                                           143,536          98,051
  Note payable to shareholder                                344,611         375,257
  Note Payable                                                97,858         148,797

                                                        -------------  --------------
  Total Current Liabilities                             $  1,074,314   $   1,120,520
                                                        -------------  --------------

Stockholders' Deficit
  Convertible preferred stock, $.001 par value,
    5,000,000 shares authorized, 1,115,533 shares
    issued and outstanding                                     1,115           1,115
  Common stock, $.001 par value, 100,000,000
    shares authorized, 17,830,000 shares issued
    and outstanding                                           17,830          17,830
  Paid in capital                                         19,728,456      19,556,789
  Retained Deficit                                       (20,280,290)    (19,308,994)
  Net Income (Loss)                                           79,332        (971,296)

  Total Stockholders' Deficit                               (453,557)       (704,556)

                                                        -------------  --------------
Total Liabilities and Stockholders' Deficit             $    620,757   $     415,964
                                                        =============  ==============

              WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY A1 INTERNET.COM, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                  (UNAUDITED)
                                  -----------


                                                   Three Months Ended
                                                      March 31, 2002
                                               --------------------------
                                                   2002          2001
                                               ------------  ------------
Sales                                          $ 1,152,111   $   788,323

Cost of Sales                                      580,603       432,537
Selling Expense                                     80,650        11,090
General & Administrative                           381,570       462,217
Bad Debts                                                0         3,000
Depreciation                                        19,617        20,717
Amortization                                             0        17,950
Impairment of Goodwill                                   0             0
Other Income                                           (99)         (660)
Interest Expense                                    10,438        15,071
                                               ------------  ------------

   Operating Expenses                            1,072,779       961,921
                                               ============

                                               ------------  ------------

Gain (Loss) From Continuing Operations         $    79,332   $  (173,598)

Basic and diluted gain (loss) per share:
   Net gain (loss) from continued operations   $      0.01   $     (0.02)

Weighted Average Shares Outstanding             17,830,000    10,741,500

           ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

              WORLDTEQ GROUP INTERNATIONAL, INC., AND SUBSIDIARIES
                        (FORMERLY A1 INTERNET.COM, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                  (UNAUDITED)
                                  -----------


                                                   Three Months Ended
                                                        March 31,
                                                ------------------------
Cash Flows Used in Operating Activities               2002         2001
                                                ------------------------
Net Income (Loss)                               $   79,332   $ (173,598)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation and amortization                     19,617       25,204
  Bad Debt expense
  Impairment loss
  Change in:
    Accounts Receivable                             (7,688)     (73,028)
    Other Current Assets                            (1,648)
    Accounts Payable                                 8,448      238,901
    Accrued Expenses                               (18,554)       5,523
    Deferred Revenue                                (1,975)           0
    Other Current Liabilities
                                                ------------------------
Net Cash Used In Operating Activities               77,532       23,002

Cash Flows Used In Investing Activities
  Purchases of Equipment                           (43,800)           0

Cash Flows Provided By Financing Activities
  Payments on shareholder note payable             (30,646)     (15,871)
  Shareholder contributions to capital             171,667      197,194
  Payments on note payable                         (50,939)           0

                                                ------------------------
                                                ------------------------
Net Change in Cash                                 123,814      204,325
Cash - beginning of quarter                        103,045       22,758
                                                ------------------------
Cash - End of Quarter                           $  226,859   $  227,083
                                                ========================

                        WORLDTEQ GROUP INTERNATIONAL, INC.
                        (Formerly A1 Internet.com, Inc.)


                          NOTES TO FINANCIAL STATEMENTS


ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Worldteq Group International, Inc. have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2000, as reported in the 10-KSB, have been omitted.


ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS
-------------------------------------------

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Form 10-QSB. Certain information contained below and elsewhere in this Form 10-QSB, including information regarding our plans and strategy for our business, are forward-looking statements. See "Note Regarding Forward-Looking Statements."

RECENT DEVELOPMENTS

In March we received approval from the NASD to begin trading on the OTC Bulletin under the symbol WTEQ. During the quarter we launched several new products including our EZ Call platform, enhanced mail server upgrades, expanded our network relationships to increase our available points of presence to over 4,000 and upgraded our hosting center.

RESULTS OF OPERATIONS

Total sales for the quarter ended March 31, 2002 were $1,152,111, for an increase of $363,788 or 46% over the same period ended March 31, 2001. This was primarily due to our successful sales efforts, the launching of several new product lines and the increase in our customer base and agent group.

Cost of sales increased $148,066 to $580,603 or 50% of sales for the period ended March 31, 2002 compared to $432,537 or 55% during the same period in 2001. This is due to our lower telecommunications costs directly related to our increased revenue volume.

Selling expenses were $80,650 for the period ended March 31, 2002 versus $11,090 in the same period ended March 31, 2001. This increase was due to increases in commissions paid to our agents and affinity groups.

General and administrative expenses decreased 21% to $381,270 from $462,217 for the periods ended March 31, respectively. Our focus on cost containment and reducing unneeded expenses aided us in keeping our expenses under control.

During the period ended March 31, 2002, we achieved a net profit of $79,332 or $.01 per share as compared to a net loss of $(173,598) or $(.02) per share during the same period ended March 31, 2001. This is the first time we achieved a net profit. Earnings before Interest, Depreciation and Amortization (EBITDA) was $109,387.

We believe our increasing sales volume and the results of our cost containment efforts will continue to produce increased profits in the remainder of 2002.

FINANCIAL CONDITION

During 2001 we eliminated non-productive assets and pared down our workforce to reduce overhead. We have no long-term debt and our operating cash flow was positive in the first quarter of 2002 and we believe we will remain that way for the balance of the year. As of March 31, 2002, we had unrestricted cash of $174,358 and had positive cash flow from operations for the quarter of $77,532.

We believe the balance of 2002 will be a cash flow positive year, as our customer base has now reached a greater than break-even point in monthly cash inflows. Our customer base continues to grow each month, and is diverse enough to avoid sudden interruptions from cancellation by any single customer. Our billing system takes advance credit card payments in a smooth operation. We are not dependent on any specific future events to maintain a profitable 2002 year.

                                    PART II.
                                    --------

Item 3.  Legal Proceedings
--------------------------
None

Item 4.  Changes in Securities and Use of Proceeds.
---------------------------------------------------
None

Item 5.  Defaults upon Senior Securities.
-----------------------------------------
None

Item 6.  Submission of Matter to a Vote of Security Holders.
------------------------------------------------------------
None

Item 7.  Other Information.
---------------------------
None

Item 8.  Exhibits and Reports on Form 8-K.
------------------------------------------
None

                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




WorldTeq Group International, Inc.
---------------------------------



Date:  April 22, 2002
---------------------------------
  /s/   Bruce Bertman, CEO