Form 10QSB
period 2002-06-30
WORLDTEQ GROUP INTERNATIONAL INC
filed 2002-08-12
CIK 1091566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      Commission File Number: 000-27243


                             COMMISSION FILE NUMBER

                       WORLDTEQ GROUP INTERNATIONAL, INC.

          NEVADA                                           03-7392107
(STATE OF INCORPORATION)                       (I.R.S. EMPLOYER IDENTIFICATION
                                                            NUMBER)

              30 West Gude Drive, Suite 420, Rockville, MD  20850
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                  240-403-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
-------------------------------------------------------------------------------

          Securities registration pursuant to Section 12(g) of the Act:
       Common Stock, $0.001 Par Value                   OTC Bulletin Board
-------------------------------------------------------------------------------
                                (Title of Class)

             ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION
                 WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------


                                                         June 30,      December 31,
Assets                                                     2002            2001
                                                       -------------  --------------
                                                        (unaudited)     (audited)
Current Assets:
     Cash                                              $     66,316   $      50,545
     Deposits                                               105,000          52,500
     Accounts receivable                                    460,153         192,450
     Other current assets                                    19,277          12,046

                                                       -------------  --------------
     Total Current Assets                                   650,746         307,541
                                                       -------------  --------------

Equipment                                                   513,419         408,675
Accumulated depreciation                                   (333,124)       (300,252)
                                                       -------------  --------------
     Net fixed assets                                       180,295         108,423

                                                       -------------  --------------
Total Assets                                           $    831,041   $     415,964
                                                       =============  ==============

Current Liabilities
     Accounts payable                                  $    575,479   $     478,148
     Accrued expenses                                         6,760          20,267
     Deferred revenue                                        56,109          98,051
     Note payable to shareholder                            254,576         375,257
     Note payable                                           100,000         148,797

                                                       -------------  --------------
     Total Current Liabilities                              992,925       1,120,520
                                                       -------------  --------------

Stockholders' Deficit
     Convertible preferred stock, $.001 par value,
       5,000,000 shares authorized, 1,115,533 shares
       issued and outstanding                                 1,115           1,115
     Common stock, $.001 par value, 100,000,000
       shares authorized, 19,139,524 shares issued
       and outstanding                                       19,139          17,830
     Paid in capital                                     19,877,147      19,556,789
     Retained deficit                                   (20,059,285)    (20,280,290)

                                                       -------------  --------------
     Total Stockholders' Deficit                           (161,884)       (704,556)
                                                       -------------  --------------
Total Liabilities and Stockholders' Deficit            $    831,041   $     415,964
                                                       =============  ==============

                WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       -------------------------------------
                                    (UNAUDITED)
                                    -----------


                                  Three Month Ended            Six Months Ended
                                       June 30,                    June 30,
                              -------------------------  --------------------------
                                  2002         2001          2002          2001
                              ------------  -----------  ------------  ------------
Sales                         $ 1,502,636   $ 1,048,639  $ 2,654,747   $ 1,836,962

Cost of sales                     628,459       546,362    1,209,062       978,899
Selling expense                   126,969        37,999      207,619        49,089
General & administrative          463,757       379,466      845,327       841,683
Bad debts                         116,444        15,595      116,444        18,595
Depreciation                       13,255        20,717       32,872        41,434
Amortization                                     17,950                     35,900
Other income                          (77)                      (176)         (660)
Interest expense                   12,156                     22,594        15,071
                              ------------  -----------  ------------  ------------

  Total Operating expenses      1,360,962     1,018,089    2,433,742     1,980,011
                              ------------  -----------  ------------  ------------

Net income (loss)             $   141,673   $    30,550  $   221,005   $  (143,049)
                              ============  ===========  ============  ============

Basic and diluted income
  (loss) per share            $      0.01   $      0.00  $      0.01   $     (0.01)
Weighted average shares
  outstanding                  17,830,000    11,730,000   17,830,000    11,415,000

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------


                                                   Six Months Ended
                                                       June 30,
                                                ----------------------
Cash Flows Used in Operating Activities            2002        2001
                                                ----------  ----------
Net income (loss)                               $ 221,005   $(143,049)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation and amortization                    32,872      41,434
  Bad debt expense                                116,444      18,595
  Change in:
    Accounts receivable                          (384,147)   (319,360)
    Other current assets                           (7,231)     23,974
    Accounts payable                               97,332     444,659
    Accrued expenses                              (13,507)
    Deferred revenue                              (41,942)
    Accrued interest on shareholder note           17,248

                                                ----------  ----------
Net Cash Provided By Operating Activities          38,074      66,253
                                                ----------  ----------

Cash Flows Used In Investing Activities
  Purchases of equipment                         (104,744)    (38,473)

Cash Flows Provided By Financing Activities
  Proceeds from shareholder notes payable         126,528
  Payments on shareholder note payable           (114,457)    198,771
  Shareholder contributions to capital            171,667
  Payments on note payable                        (48,797)

                                                ----------  ----------
Net Cash Provided By Financing Activities         134,941     198,771
                                                ----------  ----------

Net change in cash                                 68,271     226,551

Cash - beginning of period                        103,045      22,758
                                                ----------  ----------

Cash - end of period                            $ 171,316   $ 249,309
                                                ==========  ==========

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                        (Formerly A1 Internet.com, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of WorldTeq Group International, Inc. ("WorldTeq") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in WorldTeq's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2001, as reported in the 10-KSB, have been omitted.


NOTE 2 - NOTE PAYABLE SHAREHOLDER

On June 30, 2002, the note payable to shareholder was reduced by $150,000 by giving the shareholder 2,500,000 shares of common stock.

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

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to our plans, objectives and expectations for future operations and growth. Other forward-looking statements in this Form 10-QSB include statements regarding synergies and growth expected as a result of future acquisitions, expected growth in earnings, EBITDA, revenue and gross margin, expected decreases in operating expenses, our expectation regarding our ability to consummate future acquisitions. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-QSB should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-QSB as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, infrastructure and content, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market conditions, the volatile and intensely competitive environment in the telecommunications and Internet industries, the availability of transmission facilities, dependence on call termination agreements, entry into new and developing markets, risks associated with the international telecommunications industry, customer concentration and attrition, dependence on a few significant foreign and domestic customers and suppliers, international economic and political instability, dependence on effective billing and information systems, rapid technological change, the risk of litigation in connection with the contents of our Web based systems, and our dependence on key employees in a competitive market for skilled personnel. These factors should not be considered complete; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

RECENT DEVELOPMENTS

During the quarter we signed several new agent contracts, upgraded and enhanced and our infrastructure to properly service our increased traffic requirements, launched our new billing systems, signed direct contracts with Qwest, Global Crossing, Broadwing and Cable and Wireless. We closed on our selected asset purchase of St. Andrews Telecommunications, Inc. in May and the company added several new employees during the quarter. We retained the services of Williams Law Group, P.A. as special securities counsel.

RESULTS OF OPERATIONS

Total sales for the six months ended June 30, 2002 were $2,654,747.00, for an increase of $817,785.00 or 70% over the same 6 months ended June 30, 2001. Profits increased from a net loss of ($143,048) to net profit $221,005 over the same 6 months ended June 30, 2001. Net margins increased from 6.8% to 9.4% on a sequential basis. These increases were primarily due to our successful sales efforts, the launching of several new product lines and the increase in our customer base and agent group.

Cost of sales as a percentage of revenue has dropped to 42% of sales compared to 52% of sales during the same period in 2001. General and administrative decreased to 32% of sales from 46% of sales over the same 6 months ended June 30, 2001. Net profit margins increased to 9.4% from 2.9% during the comparable period. The company achieved a net profit of $221,005 or $.01 per share compared to a net loss of ($143,048) or $.00 per share during the same six months ended June 30, 2001. These results were due to our lower telecommunications costs directly related to our increased revenue volume. Although expenses increased, revenues increased at a greater percentage, resulting in the increase in net profit.

Selling expenses were $126,969 for the period ended June 30, 2002 versus $37,999 in the same period ended June 30, 2001. This change was due to increases in commissions paid to our agents and affinity groups.

General and administrative expenses increased 22% to $463,757 from $379,466 for the periods ended June 30, respectively; this was primarily due to our St. Andrews transaction and several contract negotiations. Our focus on cost containment and reducing unneeded expenses aided us in limiting the increase of these expenses.

During the 3 month period ended June 30, 2002, we achieved a net profit of $141,673 or $.01 per share as compared to a net profit of $30,550 or $.01 per share during the same 3 month period ended June 30, 2001. This is the second quarter in a row we achieved a net profit.

During the 6 month period ended June 30, 2002, we achieved a net profit of $221,005 or $.01 per share as compared to a net loss of ($143,048) or $.00 per share during the same 6 month period ended June 30, 2001.

Earnings Before Interest, Depreciation, Taxes and Amortization (EBITDA) for the six month period ended June 30, 2002, was $276,471, compared to the six month period ended June 30, 2001, which was $(50,644.00). Although EBITDA is not a GAAP measure and our EBITDA may not be comparable to similarly titled measures reported by other companies, many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as EBITDA, as a way of evaluating telecommunications companies and other companies that have inherently high initial capital investment requirements. Normally telecommunications companies experience high initial capital investments due to the expenses incurred in developing their network of switches, securing interconnection agreements, and meeting regulatory requirements.

We believe our increasing sales volume and the results of our cost containment efforts will continue to produce increased profits in the remainder of 2002.

FINANCIAL CONDITION; LIQUIDITY AND FINANCIAL RESOURCES

During 2001 we eliminated non-productive assets and pared down our workforce to reduce overhead. We have no long-term debt and our operating cash flow was positive in the second quarter and has been for the entire period or 2002. We believe we will remain that way for the balance of the year. For the six month period ended June 30, 2002, we had positive cash flow from operations in the amount of $38,074.

Net cash provided by operating activities for the period from fiscal year end 2001 to end of June 2002 was $38,074. The cash provided by operating activities was $38,074, primarily attributable to the restructuring of our Ohio Operations. Net financing activities provided $134,941. Investing activities used $104,744 to finance computer equipment to enhance the company's overall infrastructure and ensure quality, uninterrupted service to our customers.

Cash at end of June 2002 amounted to $171,316, an increase of $68,271 since fiscal year end 2001. Our current assets for June 30, 2002 are lower than our current liabilities by $342,179. Included in our current liabilities is approximately $125,000 of disputed amounts that we feel confident will be adjusted in the company's favor. Our commitments for capital expenditures as of June 30, 2002 were $85,000; the purpose of the commitment was to integrate our billing and customer service system with a very large credit card processor for inclusion of our products on their credit cards.

We believe our current cash position at June 30, 2002 of $171,316 is sufficient along with anticipated operating cash flow to fund our operations for the next 12 months. We need an additional $3,000,000 to fund our planned expansion activities in the next 12 months as follows:

We would acquire selected assets of smaller competitors around the country and centralize all of their operations, thereby increasing revenue and profitability. The target acquisitions would include Long Distance resellers, Internet Service Providers, Web site hosting companies, and calling card providers. We intend to increase our deployment of Voice Over Internet Protocol services as we believe this is the future of small business. The balance of the funds would be earmarked to assist the company in its goal to obtain NASDAQ small cap trading approval.

We currently have no source of this funding identified.

During the quarter we issued 2,500,000 shares of restricted stock to a shareholder in exchange for the forgiveness of debt in the amount of $150,000. The shareholder has agreed to a 2 year lock-up restriction on resale of these shares.

We believe the balance of 2002 will be a cash flow positive year, as our customer base has now reached a greater than break-even point in monthly cash inflows. Our customer base continues to grow each month, and is diverse enough to avoid sudden interruptions from cancellation by any single customer. Our billing system takes advance credit card payments. We are not dependent on any specific future events to maintain a profitable 2002 year.

                                    PART II.
                                    --------

Item 3.  Legal Proceedings
--------------------------

We have filed a civil complaint in the Circuit Court For Montgomery County Maryland against St. Andrews Telecommunications for Breach of Contract and Fraudulent Inducement as it relates to the company's selected asset purchase in May 2002. A conference date has been scheduled with a judge on October 11, 2002. The company has deposited 1,500,000 shares of restricted stock, as per the acquisition documents, in a third party escrow account to be held pending outcome of our pending law suit.

We are unable at this time to predict the outcome of this litigation. We do not believe that an adverse outcome would have a material negative effect upon our financial condition.

      STATEMENT UNDER OATH OF PRINCIPAL EXECUTIVE OFFICER REGARDING FACTS AND
                 CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS.

I Bruce Bertman state and attest that;

     1) To the best of my knowledge, based upon review of the covered reports of WorldTeq Group International Inc., and except as corrected or supplemented in a subsequent covered report:

          No covered report contained an untrue statement of material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed); and

          No covered report omitted to state a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

     2) I have reviewed the contents of this statement with the Company's audit committee.

     3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

          Annual Report 10-KSB of WorldTeq Group International, Inc. for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.

          All reports on Form 10-QSB, all reports on Form 8-K and all definitive proxy materials of WorldTeq Group International, Inc. filed with the Commission subsequent to the filing of the Form 10-KSB identified above; and

          Any amendments to any of the foregoing.

--------------------------------------------------------------------------------

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
                                  (REGISTRANT)

DATE: AUGUST 12, 2002


                              BY:/S/ BRUCE BERTMAN



                      -------------------------------------
                                   (SIGNATURE)
                              NAME:  BRUCE BERTMAN
                                TITLE: PRESIDENT,
                             CHIEF EXECUTIVE OFFICER