Form 10QSB
period 2002-09-30
WORLDTEQ GROUP INTERNATIONAL INC
filed 2002-11-04
CIK 1091566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      Commission File Number: 000-27243


                             COMMISSION FILE NUMBER

                       WORLDTEQ GROUP INTERNATIONAL, INC.

          NEVADA                                           03-7392107
(STATE OF INCORPORATION)                       (I.R.S. EMPLOYER IDENTIFICATION
                                                            NUMBER)

             30 West Gude Drive, Suite 470, Rockville, MD  20850
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
                              CONSOLIDATED BALANCE SHEETS
                              ---------------------------

                                                        September 30,    December 31,
                                                            2002             2001
                                                       ---------------  --------------
Assets                                                   (unaudited)      (audited)
Current Assets
      Cash                                             $       13,220   $      50,545
      Deposits                                                105,000          52,500
      Accounts receivable                                     382,045         192,450
      Other current assets                                     17,623          12,046

                                                       ---------------  --------------
      Total Current Assets                                    517,888         307,541
                                                       ---------------  --------------

Equipment                                                     497,119         408,675
Accumulated depreciation                                     (332,694)       (300,252)
                                                       ---------------  --------------
      Net fixed assets                                        164,425         108,423
                                                       ---------------  --------------

Customer list                                                 415,573
Accumulated amortization                                      (34,631)
                                                       ---------------
      Net other assets                                        380,942
                                                       ---------------

Available for sale securities                                  30,000

                                                       ---------------  --------------
Total Assets                                           $    1,093,255   $     415,964
                                                       ===============  ==============

Current Liabilities
      Accounts payable                                 $      581,797   $     478,148
      Accrued expenses                                          6,355          20,267
      Deferred revenue                                         30,351          98,051
      Note payable                                             98,750         148,797

                                                       ---------------  --------------
      Total Current Liabilities                               717,252         745,263
                                                       ---------------  --------------

Long Term Liabilities
      Note payable to shareholder                             253,004         375,257

                                                       ---------------  --------------
       Total Long Term Liabilities                            253,004         375,257
                                                       ---------------  --------------

Stockholders' Equity
      Convertible preferred stock, $.001 par value,
        5,000,000 shares authorized, 1,115,533 shares
        issued and outstanding, both periods                    1,115           1,115
      Common stock, $.001 par value, 100,000,000
        shares authorized, 20,330,000 and 17,830,000
        shares issued and outstanding                          20,330          17,830
      Paid in capital                                      19,875,956      19,556,789
      Accumulated other comprehensive income                   27,000
      Retained deficit                                    (19,801,402)    (20,280,290)

                                                       ---------------  --------------
      Total Stockholders' Equity                              122,999        (704,556)

                                                       ---------------  --------------
Total Liabilities and Stockholders' Equity             $    1,093,255   $     415,964
                                                       ===============  ==============

                WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       -------------------------------------
                                    (UNAUDITED)
                                    -----------

                                  Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                             -------------------------  --------------------------
                                 2002         2001          2002          2001
                             ------------  -----------  ------------  ------------
Sales                        $   927,022   $   779,032  $ 3,581,769   $ 2,615,994

Cost of sales                    533,679       425,463    1,742,741     1,404,362
Selling expense                   26,571        48,128      234,190        97,217
General & administrative         373,401       232,524    1,218,553     1,073,547
Bad debts                         92,155        17,500      208,599        36,095
Depreciation                      15,792        18,000       48,664        59,434
Amortization                      34,631                     34,631        35,900
Gain on sale of fixed asset       (1,732)                    (1,732)

                             ------------  -----------  ------------  ------------
   Total operating expenses    1,074,497       741,615    3,485,646     2,706,555
                             ------------  -----------  ------------  ------------

Income From Operations          (147,475)       37,417       96,123       (90,561)

Other Income
  Interest expense                (9,069)                   (31,663)      (15,071)
  Gain on acquisition of
    customer list                414,428                    414,428

                             ------------  -----------  ------------  ------------
Net Income                       257,884        37,417      478,888      (105,632)

Other Comprehensive Income
  Unrealized gain on
    marketable securities         27,000                     27,000

                             ------------  -----------  ------------  ------------
Net comprehensive income     $   284,884   $    37,417  $   505,888   $  (105,632)
                             ============  ===========  ============  ============

Basic and diluted income
   (loss) per share          $      0.01   $      0.00  $      0.03   $     (0.01)
Weighted average shares
   outstanding                20,330,000    11,730,000   18,663,333    11,415,000

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                   Nine Months Ended
                                                     September 30,
                                                ----------------------
Cash Flows Used in Operating Activities            2002        2001
                                                ----------  ----------
Net income (loss)                               $ 478,888   $(105,632)
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Depreciation and amortization                   83,295      95,334
   Bad debt expense                               208,599      36,095
   Gain on sale of equipment                       (1,732)
   Gain on customer acquisition                  (414,428)
   Changes in:
     Accounts receivable                         (398,194)   (566,186)
     Other current assets                          (5,577)     23,926
     Accounts payable                             103,647     382,528
     Accrued expenses                             (39,284)
     Deferred revenue                             (67,700)

                                                ----------  ----------
Net Cash Used By Operating Activities             (52,486)   (133,935)
                                                ----------  ----------

Cash Flows Used In Investing Activities
    Purchases of equipment                       (104,744)    (40,593)
    Proceeds from sale of fixed asset               1,813
    Purchase of available for sale securities      (3,000)
    Purchase of customer list                      (1,145)

                                                ----------  ----------
Net Cash Used by Investing Activities            (107,076)    (40,593)
                                                ----------  ----------

Cash Flows Provided By Financing Activities
    Proceeds from shareholder notes payable       129,528     194,286
    Payments on shareholder note payable          (95,207)
    Shareholder contributions to capital          171,667
    Payments on note payable                      (31,250)

                                                ----------  ----------
Net Cash Provided By Financing Activities         174,738     194,286
                                                ----------  ----------

Net Change In Cash                                 15,176      19,758

Cash - beginning of period                        103,045      22,758
                                                ----------  ----------

Cash - end of period                            $ 118,221   $  42,516
                                                ==========  ==========

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

RECENT DEVELOPMENTS

During the quarter we signed several new agent contracts, upgraded and enhanced and our centralized infrastructure to properly service our increased customer requirements, upgraded our internal billing systems, and implemented a program to direct FCC licenses. We enhanced our facilities to enable our services integration capabilities with Private Debit Card programs and Master Card platforms. We filed suit in Montgomery County Maryland against St. Andrews Telecommunications, Inc., for fraud in our transaction and won a default judgment for $2,400,000, however they have declared bankruptcy and the judgment has been stayed. We closed our sales office in Ohio and centralized our resources in a single office and we moved to a new corporate headquarters in Maryland. In August we were notified by our CEO that he had been indicted by the Federal Government, however the company has not been named in the indictment nor received notice from any agency concerning its involvement whatsoever.

RESULTS OF OPERATIONS

Total sales for the nine months ended September 30, 2002 were $3,581,769, for an increase of $965,775 or 27% over the same 9 months ended September 30, 2001. Profits increased from a net loss of ($105,632) to net profit $478,888 over the same 9 months ended September 30, 2001. Gross margins including sales expenses increased from 42.6% to 44.8% over the same 9 months ended September 30, 2001. These increases were primarily due to our successful sales efforts, the launching of several new product lines and the increase in our customer base and agent group.

Cost of sales as a percentage of revenue has dropped to 48.66% of sales compared to 53.68% of sales during the same 9 month period in 2001. General and administrative decreased to 34% of sales from 41% of sales over the same 9 months ended September 30, 2001. Net profit margins increased to 13.7% from a negative 3.9% during the comparable 9 month period. We achieved a net profit of $478,888 or $.03 per share compared to a net loss of ($105,632) or $(.01) per share during the same nine months ended September 30, 2001. These results were due to our lower telecommunications costs directly related to our increased revenue volume as we now have direct carrier relationships and a one time gain on our acquisition of the St. Andrews customer list. Although expenses increased, revenues increased at a greater percentage, resulting in the increase in net profit.

Selling expenses were $26,571 for the three months ended September 30, 2002 versus $48,128 in the same period ended September 30, 2001. This change was due to decreases in commissions paid to our agents and affinity groups. A reseller of one of our Master agents was including our products in an unauthorized bundle and we choose to refund end users and reduce commissions to the Master Agent. Due to this decision we incurred $92,155 in bad debt during the 3 months ended September 30, 2002.

General and administrative expenses increased 38% to $373,401 from $232,524 for the three months ended September 30, respectively; this was primarily due to operating and legal expenses incurred for several contract negotiations and potential acquisition candidates and our desire to register our licenses in each area of the United States. Our focus on cost containment and reducing unneeded expenses aided us in limiting the increase of these expenses.

During the 3 month period ended September 30, 2002, we achieved a net profit of $257,884 or $.01 per share as compared to a net profit of $37,417 or $.00 per share during the same 3 month period ended September 30, 2001. This is the second quarter in a row we achieved a net profit.

Earnings Before Interest, Depreciation, Taxes and Amortization (EBITDA) for the nine month period ended September 30, 2002, was $593,846, compared to the nine month period ended September 30, 2001, which was $4,773. EBITDA for the three months ended September 30, 2002 was $317,376 versus $55,417 for the three months ended September 30, 2001. Although EBITDA is not a GAAP measure and our EBITDA may not be comparable to similarly titled measures reported by other companies, many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as EBITDA, as a way of evaluating telecommunications companies and other companies that have inherently high initial capital investment requirements. Normally telecommunications companies experience high initial capital investments due to the expenses incurred in developing their network of switches, securing interconnection agreements, and meeting regulatory requirements.

We believe our increasing sales volume and the results of our cost containment efforts will continue to produce increased profits in the remainder of 2002.

FINANCIAL CONDITION; LIQUIDITY AND FINANCIAL RESOURCES

During 2001 we eliminated non-productive assets and pared down our workforce to reduce overhead. Except for shareholder loans we have no long-term debt and due to a shareholder providing funding and then converting it to equity our cash flow was positive in the third quarter and has been for the entire first 9 months of 2002. We believe we will remain that way for the balance of the year. For the nine month period ended September 30, 2002, we had positive cash flows in the amount of $15,175.

Net cash provided by operating activities for 9 months ended September 30, 2002 was ($52,487). The negative cash provided by operating activities was primarily attributable to expenses incurred in acquisition costs related to St. Andrews and several other candidates the company is presently negotiating with. Net financing activities provided $174,738. Investing activities used $107,076 to finance computer equipment to enhance our overall infrastructure and ensure quality, uninterrupted service to our customers.

Cash at end of September 2002 amounted to $118,220, an increase of $15,175 since fiscal year end 2001. Our current assets for September 30, 2002 are lower than our current liabilities by $199,364. Included in our current liabilities is approximately $54,000 of disputed amounts that we feel confident will be adjusted in our favor because we did not receive services we contracted for and $98,750 in shareholder notes payable. Our commitments for capital expenditures as of September 30, 2002 were $65,000; the purpose of the commitment was to integrate our billing and customer service system with a very large credit card processor for inclusion of our products on their credit cards.

We believe our current cash position at September 30, 2002 of $118,220 is sufficient along with anticipated operating cash flow to fund our operations for the next 12 months. We need an additional $3,000,000 to fund our planned expansion activities in the next 12 months as follows:

We contemplate acquiring selected assets of smaller competitors around the country and centralizing all of their operations, thereby increasing revenue and profitability. The target acquisitions would include Long Distance resellers, Internet Service Providers, Web site hosting companies, and calling card providers. We contemplate increasing our deployment of Voice Over Internet Protocol services as we believe this is the future of small business communications allowing them to take advantage of the cost savings and integration of voice and data. The balance of the funds would be earmarked to assist the company in its goal to obtain NASDAQ small cap trading approval.

We currently have no source of this funding identified.

We believe the balance of 2002 will be a cash flow positive year, as our customer base has now reached a greater than break-even point in monthly cash inflows. Our customer base continues to grow each month, and we believe is diverse enough to avoid sudden interruptions from cancellation by any single customer. Our billing system takes advance credit card payments and ACH debits. We are not dependent on any specific future events to maintain a profitable 2002 year.

                                    PART II.
                                    --------
Item 3.  Legal Proceedings
--------------------------
We have filed a civil complaint in the Circuit Court For Montgomery County Maryland against St. Andrews Telecommunications for Breach of Contract and Fraudulent Inducement as it relates to the company's selected asset purchase in May 2002. A default judgment was entered in our favor in October however St. Andrews has since filed for bankruptcy protection, which in turn stayed our judgment. The company has deposited 1,500,000 shares of restricted stock, as per the acquisition documents, in a third party escrow account to be held pending outcome of our pending law suit. We intend to pursue the officers and directors of St. Andrews on a personal basis and the insurance policy we believe is in place. The default judgment included punitive damages and brought the total judgment to $2,400,000, See Note 2 to the financial statements for the financial impact of this result.

We are unable at this time to predict the outcome of this litigation. We do not believe that an adverse outcome would have a material negative effect upon our financial condition.

Item 5. Other information

As previously disclosed, in August our CEO informed us that he had been indicted by the Federal Government in the Southern District of Florida. Mr. Bertman denies the allegations and intends to vigorously defend himself. The company was not involved in any allegations of the complaint and has received no notice from any competent agency requesting information of any kind concerning this litigation.

-------------------------------------------------------------------------------
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
                                  (Registrant)

Date: November 4, 2002


                              By:/S/ Bruce Bertman



                      -------------------------------------
                                   (Signature)
                              Name:  Bruce Bertman
                                Title: President,
                             Chief Executive Officer

    STATEMENT UNDER OATH OF PRINCIPAL FINANCIAL OFFICER REGARDING FACTS AND
                 CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS.

I, Amy Toms, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of WorldTeq Group International;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002


/s/
Amy Toms
Principal Financial Officer

     STATEMENT UNDER OATH OF PRINCIPAL EXECUTIVE OFFICER REGARDING FACTS AND
                 CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS.

I, Bruce Bertman, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of WorldTeq Group International;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002


/s/
Bruce Bertman
Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WorldTeq Group International, Inc. ("WorldTeq") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), the undersigned, Chief Executive Officer of WorldTeq, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of WorldTeq.


By:

/s/ Bruce Bertman
Chief Executive Officer

November 4, 2002

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of WorldTeq Group International, Inc. ("WorldTeq") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), the undersigned, Principal Financial Officer of WorldTeq, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of WorldTeq.


By:

/s/ Amy Toms
Principal Financial Officer

November 4, 2002