Form 10QSB/A
period 2002-09-30
WORLDTEQ GROUP INTERNATIONAL INC
filed 2002-12-31
CIK 1091566

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


NOTE 2 - CUSTOMER LIST

On May 9, 2002, Worldteq acquired the customer list and certain equipment from St. Andrews Telecommunications, Inc. for 1,500,000 shares of Worldteq common stock. Worldteq immediately began servicing the customers and contractual disputes immediately arose. Worldteq sued St. Andrews and St. Andrews filed for bankruptcy protection in early October 2002. Worldteq obtained a default judgment for $2,400,000. Because St. Andrews could not pay what was owed to WorldTeq, the bankruptcy court awarded Worldteq the St. Andrews customers, and registered WorldTeq's dispute of $92,224 it owed St. Andrews. The 1,500,000 shares of stock are still being held in escrow pending the bankruptcy proceedings. WorldTeq expects the return of all shares. Worldteq valued the customer list at $415,573, and recorded a gain of $414,428 in the current quarter. The customer list will be amortized over its estimated benefit life of 3 years, with amortization of $34,631 recorded in the current quarter.


NOTE 3 - AVAILABLE FOR SALE SECURITIES

WorldTeq purchased 3,000 shares of MoneyZone.com, Inc. for $3,000 in the third quarter of 2002. As of September 30, 2002, the shares were worth $30,000 resulting in an unrealized gain of $27,000.


NOTE 4 - NOTE PAYABLE SHAREHOLDER

On June 30, 2002, Worldteq issued 2,500,000 restricted shares of its common stock to reduce a note payable to its CEO and major shareholder by $150,000.

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