Form 10KSB
period 2002-12-31
WORLDTEQ GROUP INTERNATIONAL INC
filed 2003-05-07
CIK 1091566

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2002
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                        Commission file number 000-27243

                       WORLDTEQ GROUP INTERNATIONAL, INC.

             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Nevada                                            03-7392107
--------------------                               ------------------
(State or other                                     (I.R.S. Employer
 jurisdiction of                                     Identification
incorporation or                                          No.)
 organization)

30 West Gude Drive, Rockville, Maryland                   20850
-------------------------------------------            -----------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:      (240) 403-2000

                                ----------------

         Securities registered under Section 12(b) of the Exchange Act:
          Title of each class Name of each exchange on which registered
                                     N/A N/A
         Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

WorldTeq Group International Inc.'s revenues for its most recent fiscal year ended December 31, 2002 were $4,221,968.

On December 31, 2002, the aggregate market value of the voting stock of WorldTeq Group International, Inc. (consisting of common stock, $0.001 par value) held by non-affiliates of the Registrant (approximately 10,616,000 shares) was approximately $849.280.00 based on the closing price for such common stock ($0.08) on said date as reported by the OTC Bulletin Board.

As of December 31, 2002, there were 21,630,000 outstanding common shares of WorldTeq Group International, Inc. common stock.

Documents incorporated by reference: Portions of several 8K announcements during the year are incorporated by reference in Part III hereof.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES NO X

The Index of Exhibits filed with this Report begins on page   .

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                     Page
                                                                     ----
                                   PART I

Item 1.   Description of Business . . . . . . . . . . . . . .          3

Item 2.   Description of Property . . . . . . . . . . . . . .         15

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . .         16

Item 4.   Submission of Matters to a Vote of Security Holders         16

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters    16

Item 6.   Management's Discussion and Analysis or Plan of Operation   17

Item 7.   Financial Statements. . . . . . . . . . . . . . . .         19

Item 8.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . .         19

                                  PART III

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the
            Exchange Act. . . . . . . . . . . . . . . . . . .         19


Item 10.  Executive Compensation. . . . . . . . . . . . . . .         21

Item 11.  Security Ownership of Certain Beneficial Owners and
            Management. . . . . . . . . . . . . . . . . . . .         22

Item 12.  Certain Relationships and Related Transactions. . .         23

Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . .         26

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . .         24


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

Our principal offices are located at 30 West Gude Drive, Rockville, MD 20850 (telephone # 240-403-2000).

OVERVIEW

We are a switch-less and facilities-based provider of Internet protocol and traditional fiber based communications services, including voice, data and Internet access, along with traditional Long Distance Calling Cards and related services. We market our services to groups specializing in specific ethnic demographics, residential communities located in major metropolitan areas, associations, network marketing organizations, and ISPs. Our goal is to become a leading provider of Internet Protocol, ("IP"), and communication services, including voice, data and Internet services to our targeted markets, comprised of affinity communities. We provide our services through a flexible network of owned, contracted facilities and resale arrangements. We have an extensive network available to us of IP gateways, international gateways, domestic switches, and a North American local access network of over 6,500 Points of Presence.

Through our subsidiaries we provide associations and businesses with opportunities to generate revenues by supplying those associations, individuals, and businesses with Internet technology and communications solutions and services that they can re-sell under their own names and brands. Our products and services enable the affinity group to offer their members, customers and others a variety of revenue producing solutions and services without making large investments in technology, infrastructure or staff. The principal products and services which we offer are:

- Long Distance Service

- Toll Free Products

- Specialized Call Center Products

- Billing Services

- Wireless Products

- Web site creation and design;

- Web site hosting;

- Internet access and VoIP service (Voice over Internet Protocol)

- Complete electronic commerce services;

- E-mail and related services such as conference and bulletin board facilities and mailing list management;

In addition, we own one regional ISP located in Fremont, Ohio which had a total of 2,900 subscribers as of December, 2002 that are owned by the company.

RECENT DEVELOPMENTS

Beginning in the fourth quarter of 2002, we began to modify our business plan to better focus on our core competencies. In December of 2002 the Board of Directors and Management decided to change the focus of several companies not focused on our core competencies, with specific emphasis on cash flow and profits.

The revised plan called for a restructuring that included 1) a change in our staff with more experience in our industry, 2) accelerated migration of direct customer sales staff to that of a contracted agent network, 3) discontinuation of unprofitable, low-margin business lines and 4) implementation of certain cost reduction procedures. Implementation of this plan commenced in the first quarter of 2003 and 5) consolidation of selected offices and centralization of our Network Operations Centers and 6) deployment of a new web based enterprise-wide reporting system accessible by all our offices 7) investigation into the sale of one of our subsidiaries 8) launching of our financial services products.

2002 KEY ACCOMPLISHMENTS

Our strategy is to facilitate our continued expansion into emerging economies by expanding telecommunications and Internet services for our residential and small business customers and adding financial services products. During 2002, we continued to take advantage of our strong technical abilities to develop and deploy our own billing and provisioning systems. We expanded our strength in affinity communities by enhancing the services we offer. During 2002 some of our key accomplishments included:

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

MARKETS

In late 2000 we recognized the cost effective marketing potential of the Internet to assist us in our growth plans. We created an agent marketing operation based exclusively on the Internet to reach the end users and communicate with our authorized agent network. Our initial goal was to expand our marketing reach by increasing the number of independent agents working with us while we remained focused on expanding the number of products and services that these agents could sell to the customer base. To aid in maintaining our goal of controlled growth, we deployed a self replicating web management system. This internally developed proprietary technology dynamically created a personalized web based destination for each new agent immediately upon receipt of their signed contract. We developed and launched our own proprietary billing system known as WEBBS(sm) (Web Enabled Back-office Business Systems) which assists us in achieving total control of all record keeping and reporting. WEBBS(sm) maintains live up-to-date information regarding customer details, their status, frequently asked questions and customer service issues. We embraced a strategy of enabling each agent to sell internet and telecommunications services as independent contractors and to recruit new agents. The original agent receives an override on sales generated by them and the agents they recruit as their down-line. Our commission structure enables our agents to earn recurring revenues without requiring them to develop the necessary infrastructure. Our direct agents are required to commit to significant minimum levels of sales achievement to maintain their direct relationship with our company. Each agent can view their records, sales activity and account status on their accounts and those of their down-line relationships, through WEBBS(sm).

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

SALES

Our direct sales force consists of two staff members dedicated to Association and membership sales and additional employees dedicated to the sale of Web site design, Web site hosting, electronic mail services and other value added products. In addition, we utilize indirect sales channels, principally through our vendor's network sales force, Trade Associations and other affinity groups to supplement our direct sales force.

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

CONNECTIVITY

We offer a variety of Internet access solutions; providing basic connectivity to the Internet, as well as value-added products and services, such as e-mail, that enable our customers to expand their basic Internet connectivity capability. We currently offer both analog and integrated services digital network dial-up
(ISDN) access at speeds up to 128 Kbps. We provide this access at local telephone rates via a combined network utilizing services from UUNET, MegaPop, Broadwing and Qwest which provides approximately 6,500 points of presence throughout the United States and parts of Canada. We also offer frame relay, dedicated connectivity, and Point-To-Point service. Our Flex T-1(TM) Frame Relay Account offers access to T-1 lines on an as needed basis with bandwidths ranging from 256 Kbps to capacities in excess of 1024 Kbps. We offer a Digital Subscriber Line (DSL) service that permits access to the Internet at up to 1.5 Mbps. These services accommodate connectivity requirements of Internet users ranging from the single user with a computer in his or her home, to work groups and businesses with multiple users.

Although the available services are identical, pricing for our connectivity service is dependent on whether the customer is retail or wholesale based. Retail customers are end-users that purchase and utilize our dial up connectivity services directly. Wholesale customers are businesses and associations that resell our services to end-users. We currently charge each retail customer a monthly fee ranging between $17.95, for our basic analog service, and $39.95, for our premium ISDN access. As of December 31, 2001, we had approximately 2,900 retail customers which accounted for 65% of our overall connectivity customers.

Our wholesale customers are charged a monthly fee on a sliding scale based on the number of users utilizing our connectivity services through a unique wholesale customer. At current usage levels, wholesale customers with fewer than 50,000 users are charged $11 per user, per month. As the number of subscribers brought to us by unique wholesale resellers increases beyond 50,000, the monthly charge per user will decrease until it reaches the minimum of $5.95 per customer, per month for 250,000 or more users. At December 31, 2002, we had 9 wholesale customers that resell our services to approximately 4,000 end-users who represent 35% of our connectivity customers.

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

CUSTOMERS

We provide value added services to Associations. Our association customers include the, Fusion Productions, International Right of Way Association, The Rutherford B. Hayes Presidential Center, and the National Association of Enrolled Agents.

At December 31, 2002 we had approximately 11,000 users of our services. Approximately 3,800 of these were retail customers, and approximately 7,100 were users who came to us through wholesale customers. Retail customers are end-users that purchase and utilize our services directly, while wholesale customers are businesses and associations that resell our services to end-users. At present 65% of our revenues are derived from retail customers and 35% from users who came to us though our wholesale customers.

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

 In the future, our ability to service increasing numbers of customers depends in part upon our ability to issue bills to, and collect payments from, large numbers of customers. To that end, the company has standardized its Internet billing systems on Rodopi software and has purchased enough licenses to address our current and expected near future requirements. The license requires no minimum annual payments of any kind. The software is database driven on our own infrastructure and enables us to automatically bill end-users for Internet related services that we provide. We expect Rodopi to significantly enhance our efficiency as we build our customer base by reducing the amount of time and manpower required to manage our customer billings. Our Long Distance end users are billed through our proprietary package WEBBS(sm).

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

EMPLOYEES

As of December 31, 2002 we had 13 full time employees categorized as follows:

-  3 full time employees in sales and marketing;

-  4 full time technical personnel;

-  2 full time employees in product development; and

-  4 full time in administration staff.

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

PURCHASES AND SALES OF OUR STOCK ARE SUBJECT TO PENNY STOCK REGULATIONS

Our stock has had a market price of less than $5.00 per share. The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price less than $5.00 per share, subject to certain exceptions. During periods when our common stock does not qualify for inclusion on the NASDAQ Small Cap Market or is removed there from, the common stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the public market. Our Limited Operating History makes it Difficult to Assess Our Past Performance and Future Prospects

You have limited historical operating and financial information on which to base your evaluation of our performance and our prospects. We have acquired five companies since the beginning of 1999 and disposed of substantially, all of the businesses in which we were engaged in prior years. This limits the comparability of our operating and financial information from period to period.

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

SALES OF SHARES BY OUR SHAREHOLDERS COULD DEPRESS OUR STOCK PRICE

The market price of our common stock could drop as a result of sales of a large number of our shares in the public market. The perception that such sales may occur could have the same effect. As of January 31, 2003, our executive officers and directors affiliates owned, directly or indirectly, approximately 34.6 % of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters is located at 30 West Gude Drive, Suite 470, Rockville, Maryland 20850, where we share approximately 13,000 square feet of office space. The month-to-month term of the lease commenced on August 1, 2002 and the monthly rent is $3000.00.

We leased 450 square feet of office space in Sandusky, Ohio at an annual rental of $3,750, and approximately 2,800 square feet in Fremont, Ohio at an annual rental of $16,800. The properties were subject to one-year leases that expired on July 31, 2002 however they continued on a month to month basis until December 31, 2003 and are no longer being utilized.


<FILE>
We sub-lease approximately 300 square feet at Exodus Center for use as our data warehousing facility. The lease has a one-year renewable term and we pay rent at the rate of $21,000 per year. The facility has more than one gigabyte of Internet bandwidth available to us, allowing us to provide hosting services on a "pay as you go" basis.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition or results of operations. We are pursuing through legal channels the collection of several cases, one in the amount of $3,400,000 where we have a default judgment against St. Andrews Telecommunications and are investigating the possibility of pursuing the management and shareholders to collect. We have filed in District Court in Montgomery County MD a suit to collect $337,000 by Zenex Telecommunications; this debt has a signed promissory note and guarantee from the public company parent Zenex International.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholder meeting has been postponed to date in the near future.


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

In March 2000, we completed our registration under the Securities Exchange Act of 1934, as amended. On March 20, 2000, our common stock was once again listed on the OTC Bulletin Board and began trading under the symbol "AWON." In late 2000 an "E" was affixed to our OTC Bulletin Board trading symbol and our common stock began trading under the symbol "AWONE. The closing price of our common stock on the "Pink Sheets" of the National Quotation Bureau, LLC was $.26 as of December 31, 2001. On March 22, 2002 our common stock was again listed on the OTC Bulletin Board and began trading under the symbol "WTEQ" to reflect our name change, the closing price of our common stock on the OTC was $.08 as of December 31, 2002.

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

                                                           HIGH          LOW
                                                         --------     --------
1998
  1st Quarter                                             $5.00        $ 3.750
1999
  1st Quarter                                            $7.500        $ 1.000
  2nd Quarter                                             8.000          5.130
  3rd Quarter                                             7.750          5.000
  4th Quarter                                             6.750          3.375
2000
  1st Quarter                                             5.000          2.750
  2nd Quarter                                             4.250          2.000
  3rd Quarter                                             3.750          2.250
  4th Quarter                                             2.375           .125
2001
  1st Quarter                                             0.531          0.125
  2nd Quarter                                             0.270          0.030
  3rd Quarter                                             0.050          0.010
  4th Quarter                                             0.350          0.030
2002
  1st Quarter                                             0.110          0.300
  2nd Quarter                                             0.170          0.430
  3rd Quarter                                             0.040          0.330
  4th Quarter                                             0.050          0.130


We made the following sales of unregistered common stock during the year ended December 31, 2002. All sales since that date were made by WorldTeq Group International.

    DATE
  OF ISSUE   TITLE     PURCHASER        SHARES SOLD  CONSIDERATION    EXEMPTION
  --------- --------- ---------------   -----------  -------------   -----------

                           NO SALES WERE MADE DURING 2002


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

During the year we exchanged 3,420,000 shares of our common stock to an officer of our corporation in exchange for debt in the amount of $260,000. These securities were received by an accredited investor exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and are subject to registration restriction for a period of 2 years.

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

RECENT DEVELOPMENTS

Beginning in the fourth quarter of 2002, we began to modify our business plan to better focus on our core competencies. In November of 2002 the Board of Directors and Management decided to change the focus of several companies not focused on our core competencies, with specific emphasis on cash flow and profits.

The revised plan called for a restructuring that included 1) a change in our staff with more experience in our industry, 2) accelerated migration of direct customer sales staff to that of a contracted agent network, 3) discontinuation of unprofitable, low-margin business lines and 4) implementation of certain cost reduction procedures. Implementation of this plan commenced in the first quarter of 2003 and 5) consolidation of selected offices and centralization of our Network Operations Centers and 6) deployment of a new web based enterprise-wide reporting system accessible by all our offices 7) investigation into the sale of one of our subsidiaries 8) launching of our financial services products.

2002 KEY ACCOMPLISHMENTS

Our strategy is to facilitate our continued expansion into emerging economies by expanding telecommunications, wireless products, and local services for our residential and small business customers and adding financial services products. During 2002, we continued to take advantage of our strong technical abilities to develop and deploy our own billing and provisioning systems. We expanded our strength in affinity communities by enhancing the services we offer. During 2002 some of our key accomplishments included:

1. Expansion of our available networks by contracting additional vendors which incorporated the required infrastructure to offer VoIP, new local flat rate programs, and wireless products.

2. Increased our success in the small and medium-sized business market through the roll out of several new high demand products such as calling cards, Toll Free services, 1 + dialing plans, and enhanced cost containment and management services.

3. Enhancement of our Billing System, to take better control over our provisioning and billing activities, thereby allowing us to provide service to a greater number of people without increasing our overhead expense.

4. Creation of strategic agent relationships with several very successful resellers already in the market place.

5. Acquisition of a selected asset customer base located in Kansas.

We believe these actions, combined with our commitment to cost containment and focused sales, position us to be EBITDA and net income positive during 2003.

During the fourth quarter of 2002, we eliminated approximately four positions within our various companies. This represented approximately 20% of our total workforce at that time. The consolidation of Operations reflected our increased focus on businesses that perform. A portion of this reduction was related to our decision to shift our customer service operations to an out-sourced based arrangement. This allowed us to achieve a fixed cost per subscriber to support end-users. During 2002 we made the decision to centralize our Internet Operations and Management to Ohio. This resulted in an 8% cost savings while improving our ability to react quickly to network issues. This shift also allowed us to take advantage of a geographically based reduction in personnel costs and overhead. We have received several offers that the company is considering for its NetWorld of Ohio operation. The sale of this company would reduce debt considerably and still allow the company to offer the same services; management is considering 1 offer in particular that it feels will be accepted in the very near future.

In the fourth quarter 2002, we began eliminating low margin wholesale business in our product mix and focused on retail oriented projects. This not only improved margins, but created a longer term relationship with clients for recurring revenue in our other departments. This also freed up our resources to focus on our internal needs to help control growth costs. While we expect this to reduce revenues it will allow us to maintain a higher return on investment for our shareholders. During the year we developed our own financial services products such as a branded Debit card that we launched during the first quarter of 2003, we expect this product to contribute significantly to our bottom line profit during the upcoming year.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

We have limited financial resources after our restructuring. We have eliminated non-productive assets and pared down our workforce to reduce overhead, we are entertaining an offer to sell one of our subsidiaries which will reduce our debt by nearly $400,000. We have little long-term debt although our operating cash flow was negative in the fourth quarter of 2002; we believe it will be positive
for 2003.   We have not raised any capital through sales of stock in 2001 or
2002. In 2001, we financed $400,521 negative operating cash flow with $529,359 in key shareholder loans and contributions to capital. During 2002 we financed negative operating cash flows of $154,887 with$150,524 in contributions to capital and majority shareholder loans.

We believe 2003 will be a cash flow positive year, as our customer base has now reached a greater than break-even point in monthly cash inflows. Our base continues to grow each month, and is diverse enough to avoid sudden interruptions from cancellation by any single customer. Our billing system takes advance credit card payments and we are not dependent on any specific future events to achieve a profitable 2003 year.

RESULTS OF OPERATIONS

Total sales for the year ending 2002 increased from 2001 by 34% to $4,221,968. This was due to our successful sales efforts, the acquisition of St. Andrews Telecommunications' selected customers, our focused efforts on growth and our stable vendor relationships, as contrasted with the chaos and cut-throat competition generally prevalent in the Internet and telecommunications industries. In addition, we added several sales agents in fiscal 2002 and new affiliate and affinity programs. As a result of the change of focus, telecommunications revenue accounted for 79% of our total revenue for 2002.
The addition of new product offerings including wholesale services from a St. Andrews reseller, and an increase in active telecommunications customers accounted for majority of the increase. Our net loss for the year ending 2002 was $536,797 or .03 per share which is an improvement of 48% over the period ending December 31, 2001. Our operating loss for the period ending December 31, 2002 was $493,749.

Cost of sales for 2002 increased from 2001 by 17%. This is due to the increase in revenue of our wholesale Telecommunications business. We believe our cost of sales as a percentage of total sales will drop in 2003 as this is not an area we intend to focus on.

Selling, General and Administrative expenses for the period ending December 31, 2002 decreased by $47,165 or 2% compared to the same period ending 2001. Our rapid growth rate produced some overhead costs that we do not believe will repeat, including salaries, legal and accounting expenses. We anticipate a drop in total general and administrative costs in 2003 even with our change in sales focus. During the year we experienced $62,000 in one time charges associated with the change in personnel in our Internet subsidiary in Ohio.

Our bad debt expense for 2002 totaled $667,981 the majority of which stems from an account we acquired from the St. Andrews transaction. The customer in question has a corporate guarantee in place from the parent of the company owing the debt and we are pursuing legal action, however we unsure if we will be able to collect on it. If we are successful this will also decrease payables by $199,000.

Presently we have registered disputes with several of our vendors totaling, $368,000 that management feels fairly confident these will be settled positively for the company within the next 90 days which will impact our debt totals moving forward.

Interest expense dropped by 28% to $44,194, depreciation expense dropped 43% and totaled $47,532 for the period ending December 31, 2002.

Should we successfully conclude the sale of our subsidiary we will realize a one time gain in 2003 plus a reduction in our overall debt total by approximately $400,000. This will make a significant impact on our operating margins and cash flow for 2003, while still allowing the company to offer the same services but as an agent with no costs associated with the service.

In May of 2002 we acquired a customer base from a company in Kansas, as part of the transaction we placed 1,500,000 shares of our common stock in Escrow to protect the company. In August we filed suit charging fraudulent inducement which resulted in a default judgment in the amount of $3,400,000. The company then filed chapter 7 liquidation, while we do not feel confident about collecting on this judgment; we are pursuing our legal remedies against the shareholders of the company and are confident that the 1,500,000 shares being held in Escrow will be retired back to treasury in the upcoming year.

To meet our growth expectations, we anticipate that we will need to add up to 5 additional employees in the areas of computer programming, marketing, and sales over the next twelve months. We do not see a need to invest further in our infrastructure to sustain our growth projections for the next 2 years.

ITEM 7. FINANCIAL STATEMENTS

Information with respect to this item is contained in the Consolidated Financial Statements beginning on page F-1 of this Report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended December 31, 2002, we have retained Malone and Bailey PLLC as our principal independent accountant who replaced Michael Johnson and Co. LLC, our principal accountant for the fiscal year ended December 31, 2000. Michael Johnson and Co. LLC's report on our financial statements for the prior fiscal year did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principals. The decision to change accountants was approved by our Board of Directors. There were no disagreements with our former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved would have caused our former accountant to make reference to the subject matter of the disagreement(s) in connection with its report.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth information regarding the executive officers and directors of the Company.

       Name                 Age     Position                 Since

----------------------      ---  -------------------       -----------
Jeff Lieberman               35  President, Treasurer      March 1999
                                 and Chairman of the
                                 Board of Directors

Donald Dea                   47  Secretary and Director    October 1999

Jeff Lieberman - Mr. Lieberman serves as our President, Treasurer and Chairman of the Board of Directors. Mr. Lieberman has more than 10 years of experience in the high technology industry. He has been with the company since its inception as a private company through its acquisition by HALO Holdings in 1999 until today. He graduated from the University of Maryland in 1991 with a Bachelor of Science Degree in Personnel Management and Labor Relations. After completion of his degree he studied for and passed his Series 6, 63, and series 7 tests to become a fully licensed stockbroker and financial planner. After a short internship with a small firm he accepted a position in 1991 with Robinson & Lukens, a conservative brokerage house located in Washington D.C. There he worked very closely with man retired clients with a structured focus on income and money preservation investment strategies.

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

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, or upon written representations received by us, we are not aware of any failure by an officer, director or beneficial owner of more than 10% of the our common stock to file timely with the Securities and Exchange Commission any Forms 3, 4 or 5 relating to the fiscal year ended December 31, 2002.

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

(b) SUMMARY COMPENSATION TABLE. The following table sets forth certain summary information concerning the compensation paid to the Chief Executive Officer and certain executive officers for the fiscal years ended December 31, 2001 and 2002.

----------------------------------------------------------------------------------------------------------------------------
                                                                           Annual              Long-Term Compensation
                                                                        Compensation
----------------------------------------------------------------------------------------------------------------------------
Name and Principal Position                               Fiscal         Salary ($)        Securities            All Other
                                                           Year                            Underlying          Compensation
                                                                                            Options                 ($)
                                                                                            SARS (#)
----------------------------------------------------------------------------------------------------------------------------
Jeff Lieberman                                              2002 (4)       96,000            50,000                N/A (3)
----------------------------------------------------------------------------------------------------------------------------
President, Treasurer and Chairman of the Board              2001           96,000            50,000                N/A
----------------------------------------------------------------------------------------------------------------------------
Donald Dea(1)                                               2002             N/A             100,000               N/A
----------------------------------------------------------------------------------------------------------------------------
Secretary and Director                                      2001             N/A             100,000               N/A
----------------------------------------------------------------------------------------------------------------------------
Lori Samuelson (2)                                          2002           48,000            50,000                N/A (3)
----------------------------------------------------------------------------------------------------------------------------
Assistant Secretary                                         2001           57,000            20,000                N/A
----------------------------------------------------------------------------------------------------------------------------

(1) Mr. Dea joined us in October 1999. Mr. Dea does not receive any salary or bonus.

(2) Mrs. Samuelson has been a full time employee of the company since 1999.

(3) The amount listed reflects total bonuses paid.

(4) Mr. Lieberman has been a full time employee of the company since 1999.

(c) OPTION/SAR GRANTS. The Company has established the 2000 Incentive and Non-statutory Stock Option Plan, which authorizes the issuance of up to 5,000,000 shares of the Company's common stock. The Plan will remain in effect until 2010 unless terminated earlier by an action of the Board. All employees, board members and consultants of the Company are eligible to receive options under the Plan at the discretion of the Board. Options issued under the Plan vest according to the individual option agreement for each grantee. During fiscal year 2001 the company issued 700,000 options with a strike price of $.29 (29 cents) per share. During 2002 no options were issued

(d) AGGREGATE OPTION/SAR EXERCISES. No stock options or stock appreciation rights have been exercised in the last fiscal year.

(e) LONG TERM INCENTIVE PLAN AWARDS. No long-term incentive plans have been awarded.

(f) COMPENSATION OF DIRECTORS. No salary or regular compensation is paid to our directors. Our directors are entitled to reimbursement of out of pocket expenses incurred in connection with their duties as directors. To date, no such expenses have been requested or paid.

(g) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT. - None

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of WorldTeq Group International's common stock and Series A preferred stock as of January 31, 2002, by each shareholder known by us to be the beneficial owner of more than 5% of WorldTeq Group International's common stock, each director and all executive officers and directors as a group. Unless otherwise indicated by footnote, each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned.

TITLE OF CLASS        NAME AND ADDRESS             Number of Shares Owned          % OF CLASS
--------------        ----------------                                              ----------
    Common           Jeff Lieberman                         266,000(1)               1.23
                     30 West Gude Drive
                     Rockville, MD 20850

  Common           Donald Dea                                40,000(2)               0.0018
                   12 Saint Ebbas Drive
                   Penfield, NY 14526

  Common           Bruce Bertman                          7,172,000(3)              33.15
                   30 West Gude Drive
                   Rockville, MD 20850

  Common           All Executive officers and
                   Directors and affiliates as a group    7,478,000(4)              34.57

Notes:
(1) Mr. Lieberman is our CEO and Chairman, and has sole voting authority for all of these shares.
(2)  Mr. Dea is a current member of the Board of Directors.
(3) Mr. Bertman is a shareholder of the company, and has sole voting authority for all of these shares.
(4) Total includes, Mr. Donald Dea, Mr. Jeff Lieberman, Mrs. Lori Samuelson and Mr. Bruce Bertman.
(5) Included in the total outstanding are 1,500,000 held in Escrow which the company believes will be returned sometime in the middle of 2003, these shares were utilized for the transaction with St. Andrews Telecommunications.

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

                       WORLDTEQ GROUP INTERNATIONAL, INC.

Date: May 6, 2003                     By:  /s/ Jeffrey Lieberman
                                           JEFFREY LIEBERMAN, CEO

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                         Title                       Date
-------------------      ----------------------------------  ----------------
/s/ Jeff Lieberman       President, Treasurer and             May 6, 2003
    Jeff Lieberman       Chairman of the Board of Directors

/s/ Donald Dea           Secretary and Director               May 6, 2003
    Donald Dea

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 8-KA
                                 CURRENT REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      Date of report (Date of earliest event reported): MARCH 4, 2002.

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

      Nevada                        000-27243                  98158A1016
  (State or Other            (Commission File Number)       (I.R.S. Employee
  Jurisdiction of                                         Identification Number)
   Incorporation)



                15200 Shady Grove Road, Rockville, Maryland 20850
                                 (301) 296-4234

--------------------------------------------------------------------------------

ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.
------------------------------------------------------

As of March 4, 2002 a change in the auditing firm for the corporation was finalized. Malone & Bailey, PLLC of Houston, Texas now represents the corporation for financial review and reporting.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
                        (FORMERLY A1 INTERNET.COM, INC.)
                                  (Registrant)

Date: March 4, 2002



                              By: /s/ Bruce Bertman

                      -------------------------------------
                                   (Signature)
                              Name:  Bruce Bertman
                                Title: President,
                             Chief Executive Officer

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 8-KA

                                  CURENT REPORT
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Date of Report:  MARCH 11, 2002.

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED

  Nevada                      000-27243                       98158A1016
 (State or Other             (Commission File number)         (I.R.S. EIN)
 Jurisdiction of
 Incorporation)

   Registrant Address: 15200 Shady Grove Road, Suite 350, Rockville, MD 20850
                        Registrant Phone: (301) 296-4234

--------------------------------------------------------------------------------
ITEM 4.  CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.
-------------------------------------------------------

On March 3, 2002, Michael Johnson & Company, LLC resigned as the firm providing the accounting and financial services to WorldTeq Group International, Inc. The decision was approved by the Audit Committee, and mutually agreed to by both companies. A letter of confirmation from Michael Johnson & Company is included as Exhibit 16.

For the year ending December 31, 2000 Michael Johnson & Company included qualified opinions, but did not list any other modifications as to the scope of the audit/review or accounting principles, or any adverse opinions. Except for the going concern comment listed in the 2000 year end statement and quarterly report for the period ending January 31, 2001, subsequent quarters up to and including the period ending September 30, 2001 included no such concerns. There were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure up to and including the date of March 11, 2002.

On March 4, 2002 the accounting firm of Malone & Bailey, PLLC of Houston, Texas was retained by WorldTeq Group International, Inc. to provide financial review and auditing services beginning with the period ending December 31, 2001 moving forward. Their experience in acquisition transactions supports the future focus of WorldTeq Group International, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
                        (FORMERLY A1 INTERNET.COM, INC.)
                                  (Registrant)

Date:  March 11, 2002

                              By: /s/ Bruce Bertman

                      -----------------------------------
                                  (Signature)
                              Name: Bruce Bertman
                                Title: President,
                            Chief Executive Officer
                       WorldTeq Group International, Inc.

                           Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado  80237

Michael B. Johnson C.P.A.                                Telephone:(303)796-0099
Member: A.I.C.P.A.                                       Fax:(303) 796-0137
Colorado Society of C.P.A.s



Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C. 20549


Re: WorldTeq Group International, Inc
    Commission File #000-27243



Gentleman:

     We have read and agree with the comments in Item 4 of the Form 8-K of WorldTeq Group International, Inc. dated March 11, 2002.





                      -----------------------------------
                      /s/  Michael Johnson & Company LLC



Denver, Colorado
March 11, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 8-K
                                 CURRENT REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         Date of report (Date of earliest event reported): MAY 21, 2002.

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)


     Nevada                        000-27243                       98158A1016
(State or Other             (Commission File Number)          (I.R.S. Employee
Jurisdiction of                                           Identification Number)
 Incorporation)


                15200 Shady Grove Road, Rockville, Maryland 20850
                                  (301) 296-4234


                -----------------------------------------------

ITEM 5. COMPLETION OF SELECTED ASSET ACQUISITION.
-------------------------------------------------

As of May 9, 2002 WorldTeq Group International completed the acquisition of the selected assets of St. Andrews Telecommunications Inc. of Lawrence Kansas. St. Andrews will continue as a going concern and the selected assets, which consist of some customers, contracts, and fixtures will be integrated into WorldTeq Corporation, a wholly owned subsidiary of WorldTeq Group International.


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


                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
                        (FORMERLY A1 INTERNET.COM, INC.)
                                  (Registrant)

Date: May 21, 2002

                              By: /S/ Bruce Bertman

                          ----------------------------
                                   (Signature)
                              Name:  Bruce Bertman
                                Title: President,
                             Chief Executive Officer
                       WorldTeq Group International, Inc.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 8-K
                                 CURRENT REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         Date of report (Date of earliest event reported): AUGUST 14, 2002.

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)


     Nevada                        000-27243                       98158A1016
(State or Other             (Commission File Number)          (I.R.S. Employee
Jurisdiction of                                           Identification Number)
 Incorporation)




30 W. Gude Drive
Suite 420
Rockville, Maryland  20850
Telephone: 240.403.2000

ITEM 5. OTHER INFORMATION.
-------------------------------------------------

Worldteq Group International, Inc. was advised on August 13, 2002 by its President and Chief Executive Officer, Mr. Bruce Bertman, that Mr. Bertman and others had been indicted in the Southern District of Florida for wire, mail and securities fraud and conspiracy in connection with the sale of Worldteq Group International common stock.

Mr. Bertman has been ordered to appear in Miami, Florida on August 21, 2002. Mr. Bertman has advised the company that he intends to vigorously contest the allegations of the indictment.

Worldteq Group International common stock is qualified for quotation on the over the counter bulletin board under the symbol "WTEQ."

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


                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
                        (FORMERLY A1 INTERNET.COM, INC.)
                                  (Registrant)

Date: August 14, 2002

                              By: /S/ Donald Dea

                          ----------------------------
                                   (Signature)
                              Name:  Donald Dea
                                Title: Director
                       WorldTeq Group International, Inc.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 8-K
                                 CURRENT REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         Date of report (Date of earliest event reported): AUGUST 15, 2002.

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

     Nevada                        000-27243                       98158A1016
(State or Other             (Commission File Number)          (I.R.S. Employee
Jurisdiction of                                           Identification Number)
 Incorporation)

30 W. Gude Drive
Suite 420
Rockville, Maryland  20850
Telephone: 240.403.2000

ITEM 5. OTHER INFORMATION.


WorldTeq Group International (OTC BB: WTEQ) addresses the recent action taken against the President of the company, Bruce Bertman.

-     The indictment does not name Worldteq or any other Worldteq employee.
- Although alleging a broader conspiracy, the indictment refers to only one actual sale of stock by Mr. Bertman in March 2001 for only 40,000 shares.
- At the time of this sale, the company did business as A1 Internet, not WorldTeq.
- The other persons named currently have no involvement in the business of the company.
- There are no allegations of financial statement impropriety, unlike recent actions taken against companies such as WorldCom. We have no reason to believe our financial statements as filed with the SEC are in any way inaccurate or will in any way require restatement.

We intend to continue our normal day-to-day business operations while Mr. Bertman vigorously contests the allegations.

Worldteq Group International common stock is qualified for quotation on the over the counter bulletin board under the symbol "WTEQ."

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


                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
                        (FORMERLY A1 INTERNET.COM, INC.)
                                  (Registrant)

Date: August 15, 2002
                              By: /S/ Donald Dea

                          ----------------------------
                                   (Signature)
                              Name:  Donald Dea
                                Title: Director
                       WorldTeq Group International, Inc.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 8-K
                                 CURRENT REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      Date of report (Date of earliest event reported): September 26, 2002.

                    WorldTeq Group International Incorporated
             (Exact Name of Registrant as Specified in Its Charter)

Nevada                        000-27243                       98158A1016
(State or Other            (Commission File Number)      (I.R.S. Employee
Jurisdiction of                                          Identification Number)
Incorporation)

30 West Gude Drive,
Rockville, Maryland 20850
(240) 403-2000

ITEM 5. Other Events.
On September 26, 2002 WorldTeq Group International ("the company") better defined and implemented and enhanced "Insider Trading Policy". The updated policy contained the following information:

TRADING PROHIBITION

You are prohibited from purchasing or selling Worldteq securities beginning on the first day of a calendar quarter until the third business day after WorldTeq's release of its quarterly earnings results. This prohibition includes exercising stock appreciation rights, but it does not include exercising with cash, an option on Worldteq securities issued pursuant to a Worldteq compensation plan and holding the underlying securities. In addition, all standing purchase and sale orders regarding Worldteq securities must be canceled prior to the first day of the calendar quarter.

You are prohibited from purchasing options on: margin trading (the securities to otherwise secure a loan); day trading (buying and selling the same securities during one calendar day); and short selling (selling the securities at a specified price on a specified date without owning the securities on the trade date) Worldteq securities. The receipt of an option grant pursuant to a Worldteq compensation plan does not constitute the purchase of an option on Worldteq securities.

Members of Worldteq Corp.'s management must obtain the approval of the Outside Counsel or designate prior to buying or selling Worldteq securities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
                        (FORMERLY A1 INTERNET.COM, INC.)
                        (Registrant)

Date: September 26, 2002

                              By:/S/ Bruce Bertman

                      -------------------------------------
                                   (Signature)
                              Name:  Bruce Bertman
                    Title: President, Chief Executive Officer
                       WorldTeq Group International, Inc.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       Date of report (Date of earliest event reported): February 6, 2003

                    WorldTeq Group International Incorporated
             (Exact Name of Registrant as Specified in Its Charter)

Nevada                        000-27243                         98158A1016
(State or Other               (Commission File Number)          (I.R.S. Employee
Jurisdiction of                                           Identification Number)
Incorporation)

                  30 West Gude Drive, Rockville, Maryland 20850
                                 (240) 403-2000

ITEM  5.  Other  Events.

CEO Bruce Bertman will be taking a leave of absence after having been convicted in the United Stated District Court In Miami.

Mr. Bertman announced that his attorneys will be filing a Motion for Judgment of Acquittal Not Withstanding The Verdict. Mr. Bertman's attorney Martin K. Leppo of Boston Massachusetts stated that there are several grounds that he will present to the court. Bruce Bertman said, "In the interest of the company I feel it is better that I step aside while I exercise my appellate rights. My resignation is in the capacity as CEO only and I will continue to assist the company in anyway I can. It should further be noted that I was convicted of a victimless crime through a 'sting' which I will further explain at another time on the advice of counsel."

The Company has selected Mr. Jeff Lieberman to be Acting CEO in the interim.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WorldTeq Group International Incorporated
(Registrant)

Date:  February  7,  2003

By:/S/  Jeff  Lieberman
-------------------------------------
(Signature)
Name:  Jeff Lieberman
Title:  Acting - Chief Executive Officer
WorldTeq Group International, Inc.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
  WorldTeq Group International, Inc.
  (formerly A1 Internet.com, Inc.)
  Rockville, Maryland

We have audited the accompanying consolidated balance sheet of WorldTeq Group International, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the two years then ended. These financial statements are the responsibility of WorldTeq's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldTeq Group International, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that WorldTeq will continue as a going concern. As discussed in Note 2 to the financial statements, WorldTeq's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

April 14, 2003

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002


                                     ASSETS


CURRENT ASSETS:
  Restricted cash                                                $     85,000
  Trade accounts receivable, net of allowance for
    doubtful accounts of $425,000                                      78,974
  Other current assets                                                 12,574
                                                                 -------------
          Total current assets                                        176,548

EQUIPMENT, net of $330,711 accumulated depreciation                    74,573
                                                                 -------------
          Total assets                                           $    251,121
                                                                 =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Notes payable                                                  $     98,703
  Current portion, note payable stockholder                            48,000
  Accounts payable                                                    646,263
  Accrued expenses                                                     15,717
  Deferred revenue                                                     51,616
                                                                 -------------
          Total current liabilities                                   860,299

NOTE PAYABLE SHAREHOLDER, net of current portion                       96,208

COMMITMENTS AND CONTINGENCIES (note 9)

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, $.001 par;
    4,749,989 liquidation value 5,000,000 shares
    authorized;1,055,553 shares issued and outstanding                  1,055
  Common stock, $.001 par; 100,000,000 shares authorized;
    20,380,000 shares issued and outstanding                           21,630
  Additional paid-in capital                                       20,089,016
  Accumulated deficit                                             (20,817,087)
                                                                 -------------
          Total stockholders' deficit                                (705,386)
                                                                 -------------
          Total liabilities and stockholders' deficit            $    251,121
                                                                 =============


              See accompanying summary of accounting policies and
                          notes to financial statements

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 and 2001


                                                      2002          2001
                                                  -----------  -------------
Sales                                             $ 4,221,968  $  3,156,591


Cost of sales                                       2,156,704     1,846,947
Selling, general and administrative                 1,843,500     1,890,665
Bad debts                                             667,981        14,002
Depreciation                                           47,532        82,866
Amortization                                                -        71,800
Impairment of goodwill                                      -       161,984
                                                  ------------  ------------
     Operating expenses                             4,715,717     4,127,887
                                                  ------------  ------------

     Loss from operations                            (493,749)     (911,673)

OTHER INCOME (EXPENSE)
  Other income                                          1,146           660
  Interest expense                                    (44,194)      (60,283)
                                                  ------------  ------------
                                                      (43,048)      (59,623)
                                                  ------------  ------------

NET LOSS                                           $ (536,797)  $  (971,296)
                                                   ===========  ============


BASIC AND DILUTED LOSS PER COMMON SHARE:           $    (0.03)  $     (0.08)
                                                   ===========  ============


     Weighted Average Common Shares Outstanding    19,105,000    12,543,333
                                                  ============  ============


               See accompanying summary of accounting policies and
                         notes to financial statements.

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2002 and 2001


                                Preferred Stock        Common Stock
                             --------------------  ---------------------
                               Shares     Amount     Shares      Amount
                             ----------  --------   ---------  ---------
Balances,
  December 31, 2000          1,115,553   $ 1,115   11,100,000   $11,100

Rescission of CTNA
  acquisition                        -         -   (1,200,000)   (1,200)

Shares issued for debt               -         -    7,930,000     7,930

Shareholder capital
  contribution                       -         -            -         -

Net loss                             -         -            -         -
                             ----------  --------  -----------  --------

Balances,
  December 31, 2001          1,115,553   $ 1,115   17,830,000   $17,830

Shares issued for debt               -         -    3,420,000     3,420

Shares issued for services           -         -      420,000       420

Shares returned and retired          -         -     (100,000)     (100)

Shareholder capital
  contribution                       -         -            -         -

Conversion of preferred
  stock into common            (60,000)      (60)      60,000        60

Net loss                             -         -            -         -
                             ----------  --------  -----------  --------

Balances,
  December 31, 2002          1,055,553   $ 1,055   21,630,000   $21,630
                             ==========  ========  ===========  ========


              See accompanying summary of accounting policies and
                         notes to financial statements.

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2002 and 2001


                               Paid In     Accumulated
                               Capital       Deficit       Total
                             -----------  -------------  ----------

Balances,
  December 31, 2000          $19,273,119  $(19,308,994)  $ (23,660)
Rescission of CTNA
  Acquisition                      1,200             -           -

Shares issued for debt           229,970             -     237,900

Shareholder capital
  contribution                    52,500             -      52,500

Net loss                               -      (971,296)   (971,296)
                             -----------  -------------  ----------

Balances,
  December 31, 2001           19,556,789   (20,280,290)   (704,556)

Shares issued for debt           256,580             -     260,000

Shares issued for services       103,880             -     104,300

Shares returned and retired          100             -           -

Shareholder capital
  contribution                   171,667             -     171,667

Conversion of preferred
  stock into common                    -             -           -

Net loss                               -      (536,797)   (536,797)
                             -----------  -------------  ----------

Balances,
  December 31, 2002          $20,089,016  $(20,817,087)  $ 705,386
                             ===========  =============  ==========


     See accompanying summary of accounting policies and notes to financial statements

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                 2002        2001
                                                                              ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(536,797)  $(971,296)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                47,532     154,666
    Bad debt                                                                    667,981      14,002
    Non-cash stock compensation                                                 104,300           -
    Impairment loss                                                                   -     161,984
    Change in assets and liabilities:
      Trade accounts receivable                                                (554,505)   (197,579)
      Other current assets                                                         (528)     75,426
      Accounts payable                                                          168,115     215,816
      Accrued expenses                                                           (4,550)     48,409
      Deferred revenue                                                          (46,435)     98,051
                                                                              ----------  ----------
Net cash used in operating activities                                          (154,887)   (400,521)
                                                                              ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                                        (13,448)    (48,551)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder note payable, net                                    28,951     343,109
  Capital contribution                                                          171,667           -
  Purchase of treasury stock                                                          -      52,500
  Proceeds from notes payable                                                         -     133,750
  Payments on notes payable                                                     (50,094)          -
                                                                              ----------  ----------
Net cash provided by financing activities                                       150,524     529,359
                                                                              ----------  ----------

CHANGE IN CASH                                                                  (18,045)     80,287

CASH AND CASH EQUIVALENTS, beginning of year                                    103,045      22,758
                                                                                          ----------

CASH AND CASH EQUIVALENTS, end of year                                        $  85,000   $ 103,045

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Payment of interest                                                         $  14,953   $   3,750
                                                                              ==========  ==========

NON-CASH FINANCING ACTIVITIES:
  Stock issued for shareholder note payable                                   $ 260,000   $ 237,900
                                                                              ==========  ==========


     See accompanying summary of accounting policies and notes to financial statements

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of business. WorldTeq Group International, Inc. ("WorldTeq") is a Nevada corporation formed October 13, 1997 and originally named Halo Holdings of Nevada, Inc. The name was changed to A1 Internet.com, Inc. in 1999 and again on October 15, 2001 to the current name. In 1999, WorldTeq acquired Virtual Information Express, Inc., Computer Ease LLC, and Networld Ohio, Inc. Virtual Information Express and Computer Ease were discontinued in 2000. WorldTeq sells long-distance telephone service and various Internet-related services, including website creation and hosting and internet connectivity services.

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

An allowance for doubtful accounts is provided based on credit experience.

Property and Equipment. The Company calculates depreciation for financial reporting for its computers and other equipment using the straight-line method over the useful lives of the assets, estimated at 3 - 5 years.

In 2001 the remaining unamortized balance of the NetWorld of Ohio, Inc. goodwill was written off in accordance with Statement of Financial Accounting Standards No. 121, Impairment of Long-Lived Assets. Amortization of the goodwill from the NetWorld of Ohio, Inc. acquisition had been calculated using the straight-line method over 5 years.

Income taxes are computed using the tax liability method of accounting, whereby deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

Advertising costs are expensed as incurred.

Loss per Share. Basic loss per share equals net loss divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2002 or 2001.

Stock options are accounted for by following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and by following Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, which established a fair-value-based method of accounting for stock-based compensation plans.

Had compensation cost for the WorldTeq's stock-based compensation plan for employees been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company's net losses and loss per share would have been increased to the pro forma amount indicated below:

                                                   2002           2001
                                              ------------     -----------
     Net loss available for common
      shareholders           -As reported      $(  350,122)     $(971,296)
                               -Pro forma       (  350,122)    (1,051,673)
     Net loss per share      -As reported            $(.02)         $(.08)
                               -Pro forma             (.02)          (.08)

The weighted average fair value of the stock options and warrants granted to employees during 2002 and 2001 was $.07. Variables used in the Black-Scholes option-pricing model include (1) 5.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.


New Accounting Principles. WorldTeq does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flow.

Reclassifications. Certain prior years' amounts have been reclassified to conform with the current year presentation.


NOTE 2 - GOING CONCERN

The financial statements have been prepared assuming that WorldTeq will continue as a going concern. WorldTeq has a significant accumulated deficit and working capital deficiency at December 31, 2002 and is unable to meet its obligations as they come due; all of which raise substantial doubt about WorldTeq's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should WorldTeq be unable to continue as a going concern.

The continued support of WorldTeq's creditors, lenders and shareholders is required in order for WorldTeq to continue as a going concern. Management's plans to support WorldTeq's operations include cutting overhead costs, borrowing additional funds and raising additional capital. WorldTeq's inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its financial position, results of operations and its ability to continue operations.


NOTE 3 - NOTE PAYABLE TO STOCKHOLDER

In February 2003, WorldTeq signed a note with the majority stockholder. This note is secured by all asset of WorldTeq, bears interest at 8% and is due in monthly installments of $4,000, with the balance due February 2004. The note is convertible into common stock at $.10 per share.


NOTE 4 - NOTE PAYABLE

This note is past due and incurs interest at 15%.


NOTE 5 - INCOME TAXES

WorldTeq has had losses since inception and therefore has no income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $20,350,000 at December 31, 2002, and will expire in various years through 2022.

Deferred income taxes consist of the following at December 31, 2002:


     Long-term:
        Deferred tax assets                  $ 6,900,000
        Valuation allowance                  (6,900,000)
                                             -----------
                                             $         -
                                             ===========


NOTE 6 - PREFERRED STOCK

Series A Convertible Preferred Stock was issued in 1999 for net proceeds of $3,602,560. It is convertible into the Company's common stock at any time at the option of the holder on a one-for-one basis. This series is non-voting and pays no dividends. The liquidation value is $4.50 per share.

Preferred stockholders have converted 60,000 shares of preferred stock into 60,000 shares of common stock.


Note 7 - COMMON STOCK

In 2001, WorldTeq's board of directors approved the issuance of 7,930,000 shares of common stock to the President and Chairman of the Board of WorldTeq for $237,900 of debt owed to the President.

In 2001, WorldTeq retired 1,200,000 shares of stock related to recession of an acquisition attempted by WorldTeq.

In 2002, WorldTeq recorded expense totaling $104,300 related to stock issued for services. The stock was valued at the trading price on the date of issuance. 100,000 shares were issued to a consultant for investor relations services,

200,000 shares were issued to the President and majority shareholder as a bonus and the remaining 120,000 shares were issued to various employees as a bonus.

In 2002, WorldTeq recorded a $110,000 reduction in note payable to the majority shareholder in exchange for 920,000 shares of common stock. The transaction was approved by the board of directors.

In 2002, WorldTeq recorded 60,000 shares of common stock issued in exchange for 60,000 shares of preferred stock.

In 2002, 100,000 shares of common stock was returned to WorldTeq by a stockholder. These shares were retired in 2002.


NOTE 8 - STOCK OPTIONS AND WARRANTS

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

WorldTeq uses the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. During the years ended December 31, 2002 and 2001, no compensation expense was recognized for the issuance of options and warrants to employees, because no option prices were below market prices at the date of grant. During the year ended December 31, 2001, no compensation expense was recognized for the issuance of warrants to non-employees because the fair market value as calculated using the Black-Scholes method was below the exercise prices of $2.75 and $5.50 per share.

Options and warrants to purchase 3,545,000 shares of common stock that had no intrinsic value were issued to employees during the year ended December 31, 2001. No options were issued in 2002.

During the year ended December 31, 2001, WorldTeq issued 150,000 options to consultants whose stock-based compensation must be recorded at fair value pursuant to FASB Interpretation Number 44. The compensation cost record for these options and warrants was $0 based on the Black-Scholes option pricing model as suggested by FASB Statement 123.

Summary information regarding options and warrants is as follows:

                                          Weighted                     Weighted
                                           average                      average
                              Options    Share Price    Warrants      Share Price
                            ---------    ---------      --------      -----------
Year ended December 31, 2001:
----------------------------
  Outstanding, 2000           687,000        .29         886,650            $2.45
  Granted                     545,000        .29       3,150,000              .16
                             --------      -----      ----------            -----
Outstanding at
  December 31, 2001         1,232,000        .29       4,036,650              .66

Year ended December 31, 2002:
----------------------------
  Granted                           -          -               -                -
                             --------      -----       ---------            -----
Outstanding at
  December 31, 2002         1,232,000      $ .29       4,036,650            $ .66
                            =========      =====       =========            =====

     Options outstanding and exercisable as of December 31, 2002:

                           - - Outstanding - -          Exercisable
                             Number   Remaining              Number
     Exercise Price     of Shares          life           of Shares
                        ---------     ---------         -----------
          $.29             87,000       3 years              44,000
          $.29            145,000       4 years              73,000
          $.29            600,000       5 years             300,000
          $.29            400,000       6 years             134,000
                        ---------                       -----------
                        1,232,000                           551,000
                        =========                       ===========

     Warrants outstanding and exercisable as of December 31, 2002:

                           - - Outstanding - -          Exercisable
                             Number   Remaining              Number
     Exercise Price     of Shares          life           of Shares
                        ---------     ---------         -----------
          $5.50           386,650       2 years             386,650
          $2.75           150,000       4 years             150,000
          $ .10           500,000       2 years             500,000
          $ .03         3,000,000       4 years           3,000,000
                        ---------                       -----------
                        4,036,650                         4,036,650
                        =========                       ===========


NOTE 9 - COMMITMENTS AND CONTINGENCIES

WorldTeq's office lease is month-to-month. Total rent expense for 2002 and 2001 was $101,789 and $98,303, respectively.

WorldTeq has a dispute with its former long-distance carrier, Qwest Communications, relating to the balance due to Qwest as of December 31, 2002 when the relationship had been terminated. WorldTeq has a liability recorded of approximately $222,000 at December 31, 2002 to this Qwest, however, Qwest has invoiced WorldTeq approximately $710,000 or a disputed difference of approximately $488,000. The difference relates mainly to charges incurred at various payphones. WorldTeq obtained a waiver from liability from the payphones owner and from Qwest for any of these charges. Management is currently in contact with Qwest and the differences are being reviewed by the Qwest. Management believes WorldTeq is not liable for the charges since waivers were obtained and has not recorded any liability as of December 31, 2002 related to these payphone fees. If WorldTeq is ultimately responsible for the charges they would be required to record an additional liability of approximately $488,000.


NOTE 10 - MAJOR CUSTOMERS AND VENDORS

WorldTeq incurred approximately $990,000 with two long-distance carries in 2002 and $714,000 in charges with one long-distance carrier during 2001 which are included in cost of sales. No customer and no other vendor accounted for 10% or more of total sales or costs during 2002 or 2001.

      STATEMENT UNDER OATH OF PRINCIPAL EXECUTIVE OFFICER REGARDING FACTS AND
                 CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS.

I Jeffrey Lieberman state and attest that;

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

     3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

          Annual Report 10-KSB of WorldTeq Group International, Inc. for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
                                  (REGISTRANT)

DATE: MAY 6, 2003


                              BY:/S/ BRUCE BERTMAN



                      -------------------------------------
                                   (SIGNATURE)
                              NAME:  JEFFREY LIEBERMAN
                                TITLE: PRESIDENT,
                             CHIEF EXECUTIVE OFFICER