Form 10QSB
period 2003-03-31
WORLDTEQ GROUP INTERNATIONAL INC
filed 2003-05-20
CIK 1091566

WORLDTEQ GROUP INTERNATIONAL INC - 10-Q                    Filing Date: 12/31/02
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                    U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  FORM 10-QSB

        {X}  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

      { }  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to
                        ---------------------------------

                           Commission File No. 0-27413
                           ---------------------------

                       WORLDTEQ GROUP INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

            NEVADA                                         03-7392107
            ------                                         ----------
       (State or Other Jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)

                         30 West Gude Drive, Suite 470,
                              Rockville, MD  20850
                             -----------------------
                    (Address of Principal Executive Offices)

                   Issuer's Telephone Number:  (240) 403-2000
                   ------------------------------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                                 Not applicable.

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  Yes       No
                                  ---      ---

       The Registrant has not been involved in any bankruptcy proceedings; however, see Item 3, Part I, for information regarding a pending legal proceeding pursuant to which additional documentation may be required to be filed by the Registrant in connection with the distribution of securities of the Registrant.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                   21,630,000


--------------------------------------------------------------------------------
                                Disclosure Page 1

          ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

          WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                     (FORMERLY A1 INTERNET.COM, INC.)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (UNAUDITED)
                                  -----------


                                                          March 31,     December 31,
Assets                                                      2003            2002
                                                        -----------------------------
                                                         (unaudited)     (audited)
Current Assets:
      Restricted Cash                                   $     55,000   $      85,000
      Accounts Receivable                                     68,646          78,974
      Other Current Assets                                    18,134          12,574

                                                        -------------  --------------
      Total Current Assets                                   141,780         176,548
                                                        -------------  --------------

Equipment                                                    405,284         405,284
Accumulated Depreciation                                    (340,554)       (330,711)
                                                        -------------  --------------
      Net Fixed Assets                                        64,730          74,573

                                                        -------------  --------------
Total Assets                                            $    206,510   $     251,121
                                                        =============  ==============

Current Liabilities
      Accounts Payable                                  $    674,192   $     646,263
      Accrued Expenses                                        31,728          15,717
      Deferred Revenue                                        29,633          51,616
      Current portion, note payable to shareholder            48,000          48,000
      Note Payable                                            98,653          98,703

                                                        -------------  --------------
      Total Current Liabilities                              882,206         860,299
                                                        -------------  --------------

Note payable stockholder, net of current portion             176,223          96,208

Stockholders' Deficit
      Convertible preferred stock, $.001 par value,
        5,000,000 shares authorized, 1,055,553 shares
        issued and outstanding                                 1,055           1,055
      Common stock, $.001 par value, 100,000,000
        shares authorized, 21,630,000 shares issued
        and outstanding                                       21,630          21,630
      Paid in capital                                     20,089,016      20,089,016
      Retained Deficit                                   (20,817,087)    (20,817,087)
      Net Income (Loss)                                     (146,533)
                                                        -------------  --------------

      Total Stockholders' Deficit                           (851,919)       (705,386)

                                                        -------------  --------------
Total Liabilities and Stockholders' Deficit             $    206,510   $     251,121
                                                        =============  ==============

     ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

       WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY A1 INTERNET.COM, INC.)

                CONSOLIDATED STATEMENTS OF OPERATIONS
                -------------------------------------
                              (UNAUDITED)
                              -----------

                                                  Three Months Ended
                                                       March 31,
                                               -------------------------
                                                   2003         2002
                                               ------------  -----------

Sales                                          $   382,444   $ 1,152,111
Cost of Sales                                      209,060       580,603
                                               ------------  -----------
  Gross profit                                     173,384       571,508

Selling, general and administrative expenses       310,211       481,738
                                               ------------  -----------

  Income (loss) from operations                   (136,827)       89,770

Interest Expense                                     9,706        10,438
                                               ------------  -----------

Net income (loss)                              $  (146,533)  $    79,332
                                               ============  ===========

Basic and diluted income (loss) per share:     $     (0.01)  $      0.00
                                               ============  ===========

Weighted Average Shares Outstanding             17,830,000    17,830,000
                                               ============  ===========

     ITEM  1.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  INFORMATION

       WORLDTEQ  GROUP  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
                        (FORMERLY  A1  INTERNET.COM,  INC.)

                CONSOLIDATED  STATEMENTS  CASH  FLOWS
              ---------------------------------------
                               (UNAUDITED)
                               -----------

                                                    Three Months Ended
                                                         March 31,
                                                --------------------------
Cash Flows Used in Operating Activities             2003          2002
                                                --------------------------

Net Income (Loss)                               $  (146,533)  $    79,332
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Depreciation and amortization                      9,843        19,617
   Change in:
      Accounts Receivable                            10,328        (7,688)
     Other Current Assets                            (5,560)       (1,648)
     Accounts Payable                                27,929         8,448
     Accrued Expenses                                16,011       (18,554)
     Deferred Revenue                               (21,983)       (1,975)

                                                ------------  ------------
Net Cash Used In Operating Activities              (109,965)       77,532
                                                ------------  ------------

Cash Flows Used In Investing Activities
    Purchases of Equipment                                0       (43,800)
                                                ------------  ------------

Cash Flows Provided By Financing Activities
    Proceeds from shareholder note payable           80,015       (30,646)
    Shareholder contributions to capital                  0       171,667
    Payments on note payable                            (50)      (50,939)
                                                ------------  ------------
Net cash from financing activities                   79,965        46,282
                                                ------------  ------------

Net Change in Cash                                  (30,000)      123,814
Cash - beginning of year                             85,000       103,045

                                                ------------  ------------
Cash - End of Quarter                           $    55,000   $   226,859
                                                ============  ============

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                        (Formerly A1 Internet.com, Inc.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of WorldTeq Group International, Inc. ("WorldTeq") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in WorldTeq's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2002, as reported in the 10-KSB, have been omitted.

WORLDTEQ GROUP INTERNATIONAL INC - 10-Q                    Filing Date: 12/31/02
--------------------------------------------------------------------------------


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

RECENT DEVELOPMENTS

During the quarter we signed several new agent contracts, added enhancements to our internal billing system that now allows us to offer traditional business long distance, and singed new vendor relationships allowing us to expand our offerings with prepaid cell phone service and unlimited long distance with local service. Additionally, we researched and developed new products, including an exclusive prepay toll-free service that brings the cost of inbound calls to less then 3 cents per minute. We further enhanced our facilities to enable our services integration capabilities with Private Debit Card programs and Master Card platforms. We closed our office in Ohio and outsourced all resources to a single solution provider allowing us to concentrate on marketing.

RESULTS OF OPERATIONS

Total net sales for the three months ended March 31, 2003 were $382,444, as compared to $1,152,111 the same 3 months ended March 31, 2002. Net Income ended March 31, 2003 decreased from $79,332 to a net loss of ($145,533) over the same 3 months ended March 31, 2003. This decrease was primarily attributable to market competition, a change in focus for the company away from wholesale customers, sales returns and allowances, and uncollectible debt.


--------------------------------------------------------------------------------
                                Disclosure Page 2

WORLDTEQ GROUP INTERNATIONAL INC - 10-Q                    Filing Date: 12/31/02
--------------------------------------------------------------------------------

Gross profit as a percentage of revenue has decreased slightly to 45.3% of sales compared to 50% of sales during the same 3 month period in 2002 due primarily to an increase in sales compensation during the quarter. Sales General and administrative increased to 81% of sales from 41.8% of sales over the same 3 months ended March 31, 2002. Net profit margins decreased to a negative 38.3% from 6.88% during the comparable 3 month period. We achieved a net loss of ($146,533) or ($.066) per share compared to a net gain of $79,332 or $.044 per share during the same three months ended March 31, 2002. These results were primarily due to market competition and uncollectible debt. Gross Margin decreased per the periods covering January 1, 2003 and the same period ended March 31, 2002 to 45.3% of sales in the period ended March 31, 2003.

General and administrative expenses decreased 35.60% to $310,211 from $481,738 for the three months ended March 31, 2003, respectively; this was primarily due to the reduction of support staff. Our focus on cost containment and reducing unneeded expenses aided us in limiting the increase of these expenses.


FINANCIAL CONDITION; LIQUIDITY AND FINANCIAL RESOURCES

During the quarter ending March 31, 2003 we eliminated non-productive assets and pared down our workforce to reduce overhead.

Net cash provided by operating activities for 3 months ended March 31, 2003 was ($109,865). The negative cash provided by operating activities was primarily attributable to the decrease in sales. Net financing activities provided $80,015. Investing activities used $79,965 to finance resources to enhance our overall infrastructure and ensure quality, uninterrupted service to our customers.

Cash at end of March 2003 amounted to $55,000, a decrease of $171,589 compared to same period last year ending March 31, 2002. Our current assets for March 31, 2003 are lower than our current liabilities by $675,696. Included in our current liabilities is approximately $219,196 of disputed amounts that we feel confident will be adjusted in our favor because we did not receive services we contracted for and $98,750 in shareholder notes payable.
We believe our current cash position March 31, 2003 of $55,000 should be sufficient along with anticipated operating cash flow to fund our operations for the next 12 months.

We need an additional $3,000,000 to fund our planned expansion activities in the next 12 months as follows:

We contemplate acquiring selected assets of smaller competitors around the country and centralizing all of their operations, thereby increasing revenue and profitability. The target acquisitions would include Long Distance resellers, Voice Over Internet Protocol Providers, , and calling card providers. We contemplate increasing our deployment of our Financial Services Products as we believe this is the future of small business communications allowing them to take advantage of the cost savings and integration of voice and data. The balance of the funds would be earmarked to assist the company in its goal to obtain NASDAQ small cap trading approval.

We currently have no source of this funding identified. We believe the balance of 2003 will be a cash flow positive year, as our customer base has now reached a greater than break-even point and we have reduced unneeded expenses. Our customer base continues to grow each month, and we believe is diverse enough to avoid sudden interruptions from cancellation by any single customer. Our billing system takes advance credit card payments and ACH debits.


--------------------------------------------------------------------------------
                                Disclosure Page 3

WORLDTEQ GROUP INTERNATIONAL INC - 10-Q                    Filing Date: 12/31/02
--------------------------------------------------------------------------------

                                    PART II.
                                    --------

Item 5. Other information

During the Quarter our CEO, Bruce Bertman had resigned based on the outcome of his trial in February of 2003. Upon Mr. Bertman's resignation, Jeffrey Lieberman was named the new President and CEO.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               None; not applicable.

          (b)  Reports on Form 8-K.

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

                    WORLDTEQ GROUP INTERNATIONAL INCORPORATED
                                  (Registrant)

Date: May 20, 2003


                              By:/S/ Jeffrey Lieberman

                      -------------------------------------
                                   (Signature)
                              Name:  Jeffrey Lieberman
                                Title: President,
                             Chief Executive Officer


--------------------------------------------------------------------------------
                                Disclosure Page 4

WORLDTEQ GROUP INTERNATIONAL INC - 10-Q                    Filing Date: 12/31/02
--------------------------------------------------------------------------------

    STATEMENT UNDER OATH OF PRINCIPAL FINANCIAL OFFICER REGARDING FACTS AND
                 CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS.

I, Jeff Lieberman, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of WorldTeq Group International;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: 5/20/03                  By: /s/ Jeffrey M. Lieberman
     --------------                 -------------------------------------
                                    Jeffrey M. Lieberman
                                    Chief Executive Officer, President and
                                    Director

     Date: 5/14/03                  By: /s/ Amy Toms
     --------------                 -------------------------------------
                                    Principal Financial Officer


--------------------------------------------------------------------------------
                                Disclosure Page 5

WORLDTEQ GROUP INTERNATIONAL INC - 10-Q                    Filing Date: 12/31/02
--------------------------------------------------------------------------------

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jeffrey M. Lieberman, Chief Executive Officer of WorldTeq Group International
Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

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

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 02, 2003                 Signature: /s/Jeffrey M. Lieberman
                                     Jeffrey M. Lieberman
                                     Chief Executive Officer


--------------------------------------------------------------------------------
                                Disclosure Page 6

WORLDTEQ GROUP INTERNATIONAL INC - 10-Q                    Filing Date: 12/31/02
--------------------------------------------------------------------------------

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Amy Toms, Principal Financial Officer of WorldTeq Group International Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

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

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 20, 2003                 Signature : /s/Amy Toms
                                     Amy Toms
                                     Principal Financial Officer


--------------------------------------------------------------------------------
                                Disclosure Page 7

WORLDTEQ GROUP INTERNATIONAL INC - 10-Q                    Filing Date: 12/31/02
--------------------------------------------------------------------------------

                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of WorldTeq Group International Inc.
(the
"Registrant") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), We, Jeffrey M. Lieberman, Chief Executive Officer and Amy Toms, Principal Financial Officer of the Registrant, certify, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


Date: 5/20/03                         /s/Jeffrey M. Lieberman
                                         Jeffrey M. Lieberman
                                         Chief Executive Officer

Date: 5/20/03                         /s/Amy Toms
                                         Amy Toms
                                         Principal Financial Officer


--------------------------------------------------------------------------------
                                Disclosure Page 8