Form 10QSB
period 2003-06-30
WORLDTEQ GROUP INTERNATIONAL INC
filed 2003-08-22
CIK 1091566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: June 30, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number:  000-08835

                       WORLDTEQ GROUP INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                           03-7392107
     (State or other jurisdiction                              IRS Employer
  of incorporation or organization)                         Identification No.)

                          30 West Gude Drive, Suite 470
                               Rockville, MD 20850
          (Address of principal executive offices, including zip code)

                                 (240) 403-2000
              (Registrant's telephone number, including area code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      As of August 15, 2003, there were 21,630,000 shares of common stock, $.001 par value, outstanding.

Transitional  Small Business Disclosure Format (check one):    Yes [ ]    No [X]

                 WORLDTEQ GROUP INTERNATIONAL, INC. FORM 10-QSB

                    For the Third Quarter Ended June 30, 2003

                                TABLE OF CONTENTS


PART  I.  FINANCIAL  INFORMATION

      Item 1. Financial Statements

            a. Consolidated Balance Sheets as of June 30, 2003(Unaudited) and December 31, 2002

            b. Consolidated Statements of Operations for the three and six month periods ended June 30, 2003 and 2002

            c. Consolidated Statements of Cash Flows for the six month period ended June 30, 2003 and 2002

            d.    Notes to Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item  3. Controls and Procedures


PART  II.  OTHER  INFORMATION

      Item  6. Exhibits and Reports on Form 8-K


SIGNATURES

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

Forward  Looking  Information

Various forward-looking statements have been made in this Form 10-QSB. Forward-looking statements may also be in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements.

Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Certain statements in this Form 10-QSB, including those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future revenues, gross margins and earnings, its anticipated cash requirements and sources, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the availability of adequate sources of capital, the successful integration of new employees into existing operations, the continued desirability and customer acceptance of existing and future products, the success of competitive products, the success of the Company's programs to strengthen its operational and accounting controls and procedures. In addition to these factors, the economic and other factors identified in this Form 10-QSB, including but not limited to the risk factors discussed herein and in the Company's previously filed public documents could affect the forward-looking statements contained in herein and therein.

Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will" or the negative thereof and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

Financial  Statements  and  Notes

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION
                    WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                ---------------------------



                                                               June 30,      December 31,
Assets                                                           2003            2002
                                                             -------------  --------------
                                                              (unaudited)
Current Assets:
      Restricted cash                                        $     55,000   $      85,000
      Accounts receivable                                          41,220          78,974
      Other current assets                                         12,285          12,574
                                                             -------------  --------------
      Total Current Assets                                        108,505         176,548
                                                             -------------  --------------

Equipment                                                         405,284         405,284
Accumulated depreciation                                         (384,192)       (330,711)
                                                             -------------  --------------
      Net fixed assets                                             21,092          74,573

                                                             -------------  --------------
Total Assets                                                 $    129,597   $     251,121
                                                             =============  ==============

Current Liabilities
      Accounts payable                                       $    274,430   $     646,263
      Accrued expenses                                             33,292          15,717
      Deferred revenue                                             25,763          51,616
      Note payable to shareholder                                 232,038         144,208
      Note payable                                                 96,136          98,703
                                                             -------------  --------------
      Total Current Liabilities                                   661,659         956,507
                                                             -------------  --------------

Commitments and Contingencies                                           -               -

Stockholders' Deficit
      Series A convertible preferred stock, $.001 par;
        4,749,989 liquidation value 5,000,000 shares
        authorized;1,055,553 shares issued and outstanding          1,055           1,055
      Common stock, $.001 par value, 100,000,000
        shares authorized, 21,630,000 shares issued
        and outstanding                                            21,630          21,630
      Paid in capital                                          20,441,476      20,089,016
      Retained deficit                                        (20,996,223)    (20,817,087)
                                                             -------------  --------------
      Total Stockholders' Deficit                                (532,062)       (705,386)
                                                             -------------  --------------

Total Liabilities and Stockholders' Deficit                  $    129,597   $     251,121
                                                             =============  ==============

                  WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         -------------------------------------
                                      (UNAUDITED)
                                      -----------


                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                  -------------------------  -------------------------
                                      2003         2002          2003         2002
                                  ------------  -----------  ------------  -----------
Sales                             $   208,401   $ 1,502,636  $   590,845   $ 2,654,747

Cost of sales                         104,970       628,459      314,030     1,209,062
Selling, general and
  administrative                      126,328       720,348      436,539     1,202,086
                                  ------------  -----------  ------------  -----------

  Income (loss) from operations       (22,897)      153,829     (159,724)      243,599

Interest expense                        9,706        12,156       19,412        22,594
                                  ------------  -----------  ------------  -----------

Net income (loss)                 $   (32,603)  $   141,673  $  (179,136)  $   221,005
                                  ============  ===========  ============  ===========

Basic and diluted income
  (loss) per share                $     (0.00)  $      0.01  $     (0.01)  $      0.01
                                  ============  ===========  ============  ===========
Weighted average shares
  outstanding                      21,630,000    17,830,000   21,630,000    17,830,000
                                  ============  ===========  ============  ===========

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------


                                                    Six Months Ended
                                                       June 30,
                                                ----------------------
Cash Flows Used in Operating Activities            2003        2002
                                                ----------  ----------
Net income (loss)                               $(179,136)  $ 221,005
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Depreciation and amortization                   53,484      32,872
   Bad debt expense                                     -     116,444
   Change in:
     Accounts receivable                           37,754    (384,147)
     Other current assets                             289      (7,231)
     Accounts payable                             (19,373)     97,332
     Accrued expenses and deferred revenue         (8,281)    (38,201)

                                                ----------  ----------
Net Cash Provided By Operating Activities        (115,263)     38,074
                                                ----------  ----------

Cash Flows Used In Investing Activities
    Purchases of equipment                              -    (104,744)

Cash Flows Provided By Financing Activities
    Proceeds from shareholder notes payable        87,830     126,528
    Payments on shareholder note payable                -    (114,457)
    Shareholder contributions to capital                -     171,667
    Payments on note payable                       (2,567)    (48,797)

                                                ----------  ----------
Net Cash Provided By Financing Activities          85,263     134,941
                                                ----------  ----------

Net change in cash                                (30,000)     68,271

Cash - beginning of period                         85,000     103,045
                                                ----------  ----------

Cash - end of period                            $  55,000   $ 171,316
                                                ==========  ==========


NON-CASH FINANCING ACTIVITIES:
------------------------------

Liabilities assumed by Networld acquiror        $ 352,560   $       -
                                                ==========  ==========

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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


NOTE  2  -  SALE  OF  SUBSIDIARY

In May 2003, Worldteq sold its Networld subsidiary to an entity owned by the majority stockholder and former president for $1. Worldteq recorded the sale as a credit to additional paid in capital for the net liabilities totaling approximately $352,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT  DEVELOPMENTS

While our company has been somewhat stagnant during the last few quarters, we have discontinued certain unprofitable business segments and sold Networld in order to focus on some exciting new opportunities. We are currently focusing on the small and medium sized business market on the telecom side, while leveraging some new and unique technologies with our billing system and financial services products. Recently we sold NetWorld of Ohio Inc., our Internet arm, to a company owned by the majority stockholder and former president of Worldteq.


RESULTS  OF  OPERATIONS

Total net sales for the three months ended June 30, 2003 were $208,401, as compared to $1,502,636 the same 3 months ended June 30, 2002. Net decreased from $141,673 and 221,005 for the three and six months ended June 30, 2002, respectively to a net loss of $32,603 and $179,136 for the three and six months ended June 30, 2003. This decrease was primarily attributable to market competition and a change in focus for the company away from wholesale customers

Gross profit as a percentage of revenue has decreased slightly to 49.5% of sales as compared to 58% of sales during the same 3-month period in 2002 due primarily to an increase in sales compensation and increased competition during the quarter.

General and administrative expenses decreased significantly to $126,328 from $720,348 for the three months ended June 30, 2003, and June 30, 2002, respectively and to $436,539 from $1,202,086 for the six months ended June 30, 2003 and 2002, respectively; this was primarily due to the reduction of support staff and cost containment in various departments.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the quarter ending June 20, 2003 we eliminated non-productive assets and pared down our workforce to reduce overhead.

Net cash used in operating activities for six months ended June 30, 2003 was 115,263. The negative cash provided by operating activities was primarily attributable to the decrease in sales. Net financing activities provided $85,830 for the six months ended June 30, 2003 which resulted from advances from the majority stockholder.

Cash at end of June 2003 amounted to $55,000. Our current assets for June 30, 2003 are lower than our current liabilities. We believe our current cash position June 30, 2003 of $55,000 should be sufficient along with anticipated operating cash flow to fund our operations in the next 12 months.

We are currently seeking additional capital so we may increase our operations and execute our business plan as intended. Although we have no current commitments for capital, we may raise additional funds through: public offerings of equity, securities convertible into equity or debt, private offerings of securities or debt, or other sources.

Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

PART  II          OTHER  INFORMATION


Item  6.  Exhibits  and  Reports  on  Form  8-K.

          (a)  Exhibits

               Exhibit 31.1 - Certification of Chief Executive Officer and Chief Financial Officer of WORLDTEQ GROUP INTERNATIONAL required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 32.1 -- Certification of Chief Executive Officer and Chief Financial Officer of Worlteq Group International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

          (b)  Reports on Form 8-K

               The Company filed Form 8-K on February 6, 2003 relating the former CEO taking a leave of absence after being convicted in the United States District Court in Miami.


               The Company filed Form 8-KA on May 27, 2003 containing Item 5 - Completion of Subsidiary Sale, disclosing the sale of Networld.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             WORLDTEQ GROUP INTERNATIONAL



Date:  August 21, 2003                 By:  /s/   Jeffrey Lieberman
                                            -----------------------
                                       Jeffrey Lieverman
                                       Chief Executive Officer and
                                       President