Form 10QSB
period 2003-09-30
WORLDTEQ GROUP INTERNATIONAL INC
filed 2003-11-20
CIK 1091566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934; For the quarterly period ended: September 30, 2003

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      As of November 10, 2003, there were 31,561,746 shares of common stock, $.001 par value, outstanding.

Transitional  Small Business Disclosure Format (check one):    Yes [ ]    No [X]

                 WORLDTEQ GROUP INTERNATIONAL, INC. FORM 10-QSB

                 For the Third Quarter Ended September 30, 2003

                                TABLE OF CONTENTS


PART  I.  FINANCIAL  INFORMATION

      Item 1. Financial Statements

            a.    Consolidated Balance Sheets as of September 30,
                  2003(Unaudited)

            b. Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2003 and 2002(unaudited)

            c. Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2003 and 2002 (Unaudited)

            d.    Notes to Consolidated Financial Statements (Unaudited)

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

           ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION
               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                                        September 30,
Assets                                                      2003
                                                       ---------------
                                                         (unaudited)
Current Assets
      Cash                                             $            -
      Restricted cash                                          55,000
      Accounts receivable                                      44,113
      Receivable from affiliate                                19,026

      Total Assets                                            118,139
                                                       ---------------


Current Liabilities
      Accounts payable                                 $      232,419
      Accrued expenses                                         37,631
      Note payable                                             46,136
                                                       ---------------
      Total Current Liabilities                               316,186
Long Term Liabilities
      Note payable to shareholder                              90,847
                                                       ---------------
Total Liabilities                                             407,033
                                                       ---------------

Stockholders' Equity
      Convertible preferred stock, $.001 par value,
        5,000,000 shares authorized, 1,115,533 shares
        issued and outstanding, both periods                    1,055
      Common stock, $.001 par value, 100,000,000
        shares authorized, 27,561,746 shares issued
        and outstanding                                        27,562
      Paid in capital                                      20,668,750
      Retained deficit                                    (20,986,261)
                                                       ---------------
      Total Stockholders' Equity                             (288,894)
                                                       ---------------

                                                       ---------------
Total Liabilities and Stockholders' Equity             $      118,139
                                                       ===============

                WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       -------------------------------------
                                    (UNAUDITED)
                                    -----------

                                Three Months Ended           Nine Months Ended
                                   September 30,               September 30,
                             --------------------------  --------------------------
                                 2003          2002          2003          2002
                             ------------  ------------  ------------  ------------
Sales                        $   174,051   $   927,022   $   764,896   $ 3,581,769

Cost of sales                     57,573       533,679       371,603     1,742,741
General & administrative         103,504       448,663       540,043     1,534,306
Bad debts                              -        92,155             -       208,599
                             ------------  ------------  ------------  ------------
   Total operating expenses      161,077     1,074,497       911,646     3,485,646
                             ------------  ------------  ------------  ------------

Income From Operations            12,974      (147,475)     (146,750)       96,123

Other Income
  Interest expense                (3,012)       (9,069)      (22,424)      (31,663)
  Gain on acquisition of
    customer list                      -       414,428             -        27,000

                             ------------  ------------  ------------  ------------
Net Income                   $     9,962   $   257,884   $  (169,174)  $   478,888
                             ============  ============  ============  ============

Other Comprehensive Income
  Unrealized gain on
    marketable securities              -        27,000             -        27,000

                             ------------  ------------  ------------  ------------
Net comprehensive income     $     9,962   $   284,884   $  (169,174)  $   505,888
                             ============  ============  ============  ============

Basic and diluted income
   (loss) per share          $      0.00   $      0.02   $     (0.01)  $      0.04
Weighted average shares
   outstanding                24,763,923    11,730,000    22,586,032    11,415,000

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                   Nine Months Ended
                                                     September 30,
                                                ------------------------
Cash Flows Used in Operating Activities            2003         2002
                                                -----------  -----------
Net income (loss)                               $ (178,101)  $  478,888
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Depreciation and amortization                    56,721       83,295
   Bad debt expense                                      -      208,599
   Gain on sale of equipment                             -       (1,732)
   Gain on customer acquisition                          -     (414,428)
   Changes in:
     Accounts receivable                            34,861     (398,194)
     Other current assets                           12,574       (5,577)
     Accounts payable                              (59,582)     103,647
     Accrued expenses and deferred revenue          18,264     (106,984)

                                                -----------  -----------
Net Cash Used By Operating Activities             (115,263)     (52,486)
                                                -----------  -----------

Cash Flows Used In Investing Activities
    Purchases of equipment                               -     (104,744)
    Proceeds from sale of fixed asset                    -        1,813
    Purchase of available for sale securities            -       (3,000)
    Purchase of customer list                            -       (1,145)

                                                -----------  -----------
Net Cash Used by Investing Activities                    -     (107,076)
                                                -----------  -----------

Cash Flows Provided By Financing Activities
    Proceeds from shareholder notes payable         87,830      129,528
    Payments on shareholder note payable                 -      (95,207)
    Shareholder contributions to capital                 -      171,667
    Payments on note payable                        (2,567)     (31,250)

                                                -----------  -----------
Net Cash Provided By Financing Activities           85,263      174,738
                                                -----------  -----------

Net Change In Cash                                 (30,000)      15,176

Cash - beginning of period                          85,000      103,045
                                                -----------  -----------

Cash - end of period                            $   55,000   $  118,221
                                                ===========  ===========


Non-cash transactions:

Stock issued for notes payable                  $  150,000   $        -
                                                ===========  ===========
Liabilities assumed by networld acquiror        $  435,666
                                                ===========  ===========

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

NOTE 2 - SALE OF SUBSIDIARY

In May 2003, Worldteq sold its Networld subsidiary to an entity owned by the majority stockholder and former president for $1. Worldteq recorded the sale as a credit to additional paid in capital for the net liabilities totaling approximately $435,000.

NOTE 3 - COMMON STOCK

In September 2003, the board of directors approved the conversion of $100,000 of notes payable to stockholder into 5,353,511 shares of common stock. In addition, the board approved the conversion of $50,000 of the note payable to affiliate into 588,235 shares of common stock.

NOTE 4 - SUBSEQUENT EVENT

In October 2003, Worldteq's board of directors approved an option plan which authorized 5,000,000 shares of common stock to be issued to employees, directors and consultants. In October, Worldteq issued option to purchase 2,000,000 shares at $.05 per share to a consultant. The consultant exercised the options and Worldteq received $100,000.

In October 2003, Worldteq issued a consultant warrants to acquire 1,000,000 shares of common stock at $.10 for services provided. The warrants will be valued using black scholes.


ITEM 1  - OTHER INFORMATION:

CHANGES TO THE BOARD OF DIRECTORS

We have undergone changes to our board of directors during the reporting period. On October 29, 2003 Mr. Donald Dea resigned from our Board of Directors. The resignation was not motivated in any way by a disagreement with the Company's operations. Mr. Dea served on the Finance Committee. Concurrently with his resignation, the Board appointed board member Mr. Brian Rosinski and Mr. Tim Carnahan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT  DEVELOPMENTS

While our company has been somewhat stagnant during the last few quarters, we have continued on removing certain unprofitable long distance products and have recently refocused our long distance service to include new business customer plans. We are currently focusing on the small and medium sized business market on the telecom side. With monthly revenues on the telecom business are growing, with the addition of three new agent contracts that are currently bringing in customers daily, the newly launched MonEcard product will only enhance this growth.

In order for the company to survive and have the opportunity to prosper we made many tough decisions in the last quarter. We decided to cut certain business segments that did not focus on our long-term growth plans and we cut costs that were not related to these growth plans. The company also felt it was important to reduce debt, both short term and long term. We reduced much of our long-term debt by converting some of the debt into equity. We reduced our monthly costs at WorldTeq Corp by 300% as we identified and dismissed personnel that were not needed for our new direction. We have also outsourced many of our daily functions to competent organizations that specialize in these areas.

RESULTS  OF  OPERATIONS

Total net sales for the three months ended September 30, 2003 were $174,051, as compared to $927,022 the same 3 months ended September 30, 2002. The decrease in sales were primarily attributable to the loss of revenue generated by NetWorld, which has been sold, market competition and the further increase in focusing away from wholesale customers. Gross profit as a percentage of revenue has increased to 66.9% of sales as compared to 42.4% of sales during the previous period in 2002. This increase in gross profits is due in part to cost cutting measures and lower costs from our vendors.

General and administrative expenses decreased significantly to $103,504 from $448,663 for the three months ended September 30, 2003, and September 30, 2002, respectively and to $540,043 from $1,543,306 for the nine months ended September 30, 2003 and 2002, respectively; this was primarily due to the continued reduction of support staff that were not used to concentrate on new growth plans. Additionally, the outsourcing of specific functions to specialized organizations helped to bring expenses down.

The recent benefit we have seen from the all around reduction of costs is the net profit of $9,962 realized during the quarter ending September 30, 2003 as compared to a net loss of ($32,603) realized during the prior quarter of this year ending June 30, 2003

LIQUIDITY  AND  CAPITAL  RESOURCES

We are currently seeking additional capital so we may increase our operations and execute our business plan as intended, as outlined in the announcement of our recent agreement with Aero Financial. Although we have no current commitments for capital, we may raise additional funds through: public offerings of equity, securities convertible into equity or debt, private offerings of securities or debt, or other sources.

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

          (b)  Reports on Form 8-K

     No Form 8-K (s) were filled during the quarter ending September 30, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       WORLDTEQ GROUP INTERNATIONAL



Date:  November 19, 2003               By:  /s/   Jeffrey Lieberman
                                          -------------------------
                                       Jeffrey Lieberman
                                       Chief Executive Officer and
                                       President