Form 10KSB
period 2003-12-31
WORLDTEQ GROUP INTERNATIONAL INC
filed 2004-04-20
CIK 1091566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2002
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      Commission file number 000-_________


                       WORLDTEQ GROUP INTERNATIONAL, INC.

--------------------------------------------------------------------------------
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

                                ----------------

      Securities registered under Section 12(b) of the Exchange Act:  None

         Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Documents incorporated by reference: Portions of several 8K announcements during the year are incorporated by reference in Part III hereof.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [ ] NO [X ]

The Index of Exhibits filed with this Report begins on page XX .


WorldTeq Group International Inc.'s revenues for its most recent fiscal year ended December 31, 2003 were $820,933.

On December 31, 2003, the aggregate market value of the voting stock of WorldTeq Group International, Inc. (consisting of common stock, $0.001 par value) held by non-affiliates of the Registrant (approximately 21,000 shares) was approximately $2,284,075 based on the closing price for such common stock ($0.11) on said date as reported by the OTC Bulletin Board.

As of December 31, 2003, there were 29,561,746 outstanding common shares of WorldTeq Group International, Inc. common stock.


                       WORLDTEQ GROUP INTERNATIONAL, INC.

                                   FORM 10-KSB

                             TABLE OF CONTENTS

                                                                     Page
                                                                     ----
                                   PART I

Item 1.   Description of Business...........................           3

Item 2.   Description of Property...........................          12

Item 3.   Legal Proceedings.................................          12

Item 4.   Submission of Matters to a Vote of Security Holders         12

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters    12

Item 6.   Management's Discussion and Analysis or Plan of Operation   14

Item 7.   Financial Statements..............................          16

Item 8.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure.............          16

                                  PART III

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the
            Exchange Act....................................          16


Item 10.  Executive Compensation............................          19

Item 11.  Security Ownership of Certain Beneficial Owners and
            Management......................................          20

Item 12.  Certain Relationships and Related Transactions....          21

Item 13.  Exhibits and Reports on Form 8-K..................          23

Signatures     .............................................          25

     PART I


FORWARD LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 6 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.

The forward-looking statements contained in this Report also may be impacted by future economic conditions. Any adverse effect on general economic conditions and consumer confidence may adversely affect the business of the Company.

WorldTeq Group International, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the "Risk Factors" section and elsewhere in this report. In addition, readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.


ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE HISTORY

WorldTeq Group International, Inc. was incorporated under the laws of Nevada on October 13, 1997, and was originally named Halo Holdings of Nevada, Inc. On October 15, 2001, we amended our articles of incorporation to adopt our current name, which we believe more accurately reflects the business in which we are now engaged.

From the date of our incorporation in 1997 until early 1999 our company was engaged in skydiving and related business ventures. Between February and April 1999 we sold our skydiving business and acquired three companies which were providers of Internet connectivity and related products and services. Specifically, in February 1999 we acquired Virtual Information Express, Inc. a Maryland corporation, which provided outsourced Internet services such as e-commerce applications and collaborative technologies. In March 1999, we acquired Computer Ease LLC, a Maryland limited liability company which provided Web design and development services to corporate clients and associations. Computer Ease was merged into our subsidiary A1 Internet Services, Inc., a Delaware corporation. In April 1999 we acquired Networld Ohio, Inc., an Ohio corporation, which is an Internet service provider ("ISP") based in Freemont, Ohio. In March 1999 we wound down Virtual Information Express. In November of 2000 we formed WorldTeq Corporation, a Delaware Corporation, to focus on adding Long Distance services to our product line. In May of 2003 Networld Ohio, Inc., a wholly owned subsidiary of WorldTeq Group International, Inc., was sold to our former president, Bruce Bertman for $1. WorldTeq recorded the sale as a credit to additional paid in capital for the net liabilities totaling approximately $435,000. In September of 2003 WorldTeq added financial services to its product line in the form of Payroll services through its stored-value debit card product, MonEcard. As a result of these transactions, our principal business now is providing Payroll solutions to small to medium sized companies, as well as Long Distance Service and related products and services to both business and residential customers alike.

Our principal offices are located at 30 West Gude Drive, Rockville, MD 20850 (telephone # 301-530-2662).

OVERVIEW

We are a switch-less and facilities-based provider of Internet protocol and traditional fiber-based communications services, including voice and data, along with toll free and related services. We market our services to groups specializing in specific ethnic demographics, residential communities located in major metropolitan areas, associations, network marketing organizations, and multi-level-marketing organizations (MLM's). Our goal is to become a leading provider of payroll services and communication services, including voice, data and Internet services to our targeted markets, comprised of affinity communities. We provide our services through a flexible network of owned, contracted facilities and resale arrangements. We have an extensive network available to us of IP gateways, international gateways, and domestic switches.

Through our subsidiary WorldTeq Corporation we provide agents, associations, and businesses with opportunities to generate revenues by supplying those associations, individuals, and businesses with Internet technology and communications solutions and services. Our products and services enable the agents and affinity groups to offer their members, customers and others a variety of revenue producing solutions and services without making large investments in technology, infrastructure or staff. The principal products and services which we offer are:

-    Long Distance Service

-    Toll Free Products

-    Financial Services / Corporate Payroll Solutions

-    Billing Services

-    Web site creation and design; and

-    Web site hosting.

RECENT DEVELOPMENTS

In February of 2003, the former CEO of the company resigned and was immediately replaced on February 6th by Jeffrey Lieberman, the former Vice President Operations. Additionally, on February 26, 2003 Mr. Lieberman assumed the duties of Chairman of the Board. In May of 2003, the Board of Directors and Management approved the sale of Networld Ohio, Inc. to our former CEO, Bruce Bertman. In September of 2003 the Board of Directors and new Management decided to modify our business plan to better focus on our core competencies, in addition to concentrating on reducing debt, reducing operational overhead, and reducing expenses by outsourcing key components of sales and operations. As part of our modified business plan, in September of 2003, Management pursued making the MonEcard available.

The revised plan called for a complete restructuring of the company that included: 1) a change in our staff to increase experience in our industry, 2) accelerated migration of direct customer sales staff to that of contracted agents and direct telemarketing organizations, 3) discontinuation of unprofitable, low-margin business lines, 4) implementation of certain cost reduction procedures such as complete sales automation for its communication products (commenced in the third quarter of 2003), 5) the sale of one of our subsidiaries, NetWorld Ohio, Inc., and 6) launching of our financial services product, MonEcard.

2003 KEY ACCOMPLISHMENTS

During 2003, WorldTeq has overcome many obstacles. WorldTeq survived during a year where there were changes in leadership and attacks on our customer base, from competitors of our staple long distance business. The company credits the reason for its survival and improved performance on the following accomplishments, which are all centered on four key ideas: Cost Reduction, New Products, Sales Automation, and an Expanded Sales Department.

    -    Signed three new agents for the telecom business
    -    Sold subsidiary of the company without significantly impacting revenues
    -    Reduced long term debt by $600,000
    -    Reduced annual overhead expenses by $300,000
    -    Reorganized management to concentrate on efficiencies and sales growth
    -    Launched MonEcard product and signed first contracts
    -    Increased exposure in the financial marketplace
    - Enhanced end-user website to include digital signatures for online ordering
    -    Launched a new enhanced billing system

INDUSTRIES BACKGROUND

The last few years have been challenging. Many telecom organizations have been overspending and accruing a significant amount of debt. However, the need for telephony products remains. While there are pricing pressures on the industry as a whole, for those organizations that can properly manage their infrastructure costs, we believe there are profits to be made. WorldTeq has been able to take advantage of its vendor's under-utilization of their capacity, allowing us to buy capacity at a fraction of the cost of creating the capacity as a stand alone provider. By leveraging this overcapacity, combined with a properly structured marketing campaign, we believe profits can be achieved even in a price sensitive market. In addition, by linking other offerings with phone service, WorldTeq aims to create customer retention.

In 2003 WorldTeq began offering business customers the MonEcard, its branded, stored value card, to be used to distribute payroll to the business customers' employees. While there are a number of competitors in this industry, most are small and no dominant player has yet emerged. WorldTeq is targeting companies with 50-500 employees. With 12 million small businesses in the U.S. and nearly 1/2 million new businesses each year, this is a growing market segment. While payroll cards have been on the market since 1996, the market penetration is less than 2%. However, we feel that general acceptance of payroll cards has been increasing within the last few months. We speculate the reason for the acceptance recently is the cost savings to employers and the benefits to employees are being better communicated and many companies are starting to use the product. With gift cards, phone cards and retailer electronic cards becoming more commonplace in the last year or two, people are more accepting of the technology. Many companies are evaluating payroll cards as a payroll solution. Celent Communication, a research-marketing firm, which closely follows the industry, expects 2-3 million new payroll cards on the market in the next 12 months with continued acceleration in 2005 and 2006. According to their market research, by the end of 2005, there will be 7 million new payroll cards on the market. This is still a small percentage of the 70 million employed Americans with no direct deposit and the 30-40 million with no bank accounts.

OUR BUSINESS STRATEGY

Our business strategy is to combine the global scale of tier one providers with the local presence of regional and local resellers of Long Distance and voice services. We provide affordable connectivity on a global scale by contracting with Global Crossing, a leading tier one provider, for access to their fiber network on a wholesale level, with greatly discounted per-minute fees. We enable associations, membership sales organizations and other affinity groups to create revenue and sales programs by offering their members high quality communications products and services without the investment in technology, equipment and personnel that would ordinarily be required. In effect, we enable associations, membership sales organizations and the like to become virtual communications resellers who market under their own name products and services, which they purchase from us.

CUSTOMERS

We provide long distance and toll free services to both residential and business customers. In 2003 WorldTeq decided to concentrate on business customers as we have found there is a much greater retention rate as opposed to residential clients. In the last 18 months, the Tier one communications providers have been offering residential customers unlimited long distance bundled with the provider's local services. Keeping this in mind, it is our experience that there are fewer major competitors in the B2B marketplace. On December 31, 2003 we had approximately 450 direct business customers, compared to approximately
100 at the end of December 2002.   During these same periods we have maintained
about the same level of residential customers. We suspect this is due to less customer retention and increased competition from the unlimited plans offered by the Tier One Providers. We have seen the same trend with our wholesale clients as their business customers have increased by almost 200% with only about a 10%
increase on residential customers.   As for our payroll services, we target our
MonEcard sales to small to medium sized businesses, with the number employees being between 50 and 500. Additionally, we have found the most success when speaking to owners of companies in specific industries that have a higher percentage of immigrant workers. Such industries include but are not limited to, construction, landscaping, manufacturing, commercial farming, and trucking. We find that we get greater interest from companies that have a higher immigrant workforce, because it is those employees who find the card more useful as many of these individuals do not have checking accounts.

COMPETITION

Because there are little barriers of entry, the business of providing Long Distance services and Payroll solutions is a highly competitive one. We believe that competition will intensify in the future, and our ability to successfully compete depends on a number of factors, including the:

- Capacity, reliability and security of the Tier One providers with which we interconnect;

-    Pricing structures of our services;

-    Expansion of the variety of products and services we offer;

- Ability to adapt our products and services to new technological developments and market trends;

- Ability to build and maintain a larger, knowledgeable and effective sales force;

-    Our ability to implement broad and effective distribution channels; and

-    Principal market and economic trends.


Current and prospective competitors include:

-    Long distance and local telecommunications providers;

-    National Payroll services, such as ADP.


Major long distance companies and cable companies currently offer Internet access services. Companies using wireless terrestrial and satellite-based technologies are expected to offer Internet connectivity and related services in the near future. Such competitors have the ability to bundle Internet connectivity with other services such as local and long distance telecommunications. This bundling could adversely affect our ability to compete and could result in a downward pressure on our prices that could adversely affect our business, financial condition and results of operations.

We do not have available information that would permit us to accurately measure our market share. However, several major long distance service providers reported that they have millions of end-users each; compared to the approximately 700 direct residential and business users and almost 1,500 users through our wholesale customers, we have at present. In the area of payroll services, and more directly the area of payroll distribution, a number of our competitors report significantly greater revenues, and we believe that we represent substantially less than 1% of these market sectors. We strive to differentiate ourselves from our competitors by:

-    offering low prices made possible by our low overhead

-    focus on superior customer service; and

- our ability to quickly adapt to new developments in our industry resulting from the small size of our organization.


EMPLOYEES

As of December 31, 2003 we had 5 full time employees categorized as follows:

-    1 full time employee in sales and marketing;

-    1 full time technical staff member;

-    1 full time employee in product development; and

-    2 full time employees in administration staff.

There are no collective bargaining agreements in effect. We believe the relationships with our employees are good.

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

The FCC has jurisdiction over all U.S. telecommunications common carriers to the extent they provide interstate or international communications services. Wile WorldTeq acts as a carrier reseller we still can be subject to the rules and regulations set, so that the FCC's current and future policies could have a material adverse effect on our business, operating results and financial condition.

In accordance with the FCC's Detariffing Order, our rates, terms and conditions for interstate and international services are no longer set forth in tariffs filed with the FCC. Nonetheless, we remain subject to the FCC's general requirements that rates must be just and reasonable, and not unreasonably discriminatory, and are also subject to the FCC's jurisdiction over complaints regarding our services. The detariffing of domestic interstate and international services may pose additional risks for us because we will no longer have the benefit of the "filed rate doctrine." This doctrine enabled us to bind our customers to the terms and conditions of the tariff without having each customer sign a written contract and enabled us to change rates and services on one day's notice. Since the rates and terms of service are no longer tariffed, we may be subjected to increased risk of claims from customers involving terms of service and rates that could impact our financial operations.

RISK FACTORS

You should consider carefully the risks described below and other information in this Form 10-KSB. If any of the events identified in the following risk factors actually occur, they could materially adversely affect our business, financial condition and results of operations.

WE HAVE A HISTORY OF LOSSES AND CANNOT BE CERTAIN WE WILL ACHIEVE POSITIVE CASH FLOW

Since inception, we have incurred significant operating losses and negative cash flow from operations. Although we have made significant steps toward profitability, we can give no assurances that we will not have continuing operating losses in the future. In the third quarter of 2003, we had our first profitable quarter in a year and a half; however, there are no assurances that this will continue.

 Even thereafter, we cannot be certain that we will achieve or sustain positive cash flow or profitability from our operations. Our net losses and negative cash flow from operating activities are likely to continue even longer than we currently anticipate if:

- We cannot establish and maintain a customer base that generates sufficient revenue;

- Prices for our products or services decline faster than we have anticipated;

-    We cannot remain competitive in the innovation and quality of our products;
     and

-    We cannot attract and retain qualified personnel.

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

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO ASSESS OUR PAST PERFORMANCE AND FUTURE PROSPECTS

We have limited historical operating and financial information, which may make our performance and our prospects difficult to evaluate. We have acquired five companies since the beginning of 1999 and disposed of substantially all of the businesses in which we were engaged in prior years. This limits the comparability of our operating and financial information from period to period.

Our prospects need to be considered in light of the substantial risks, expenses, uncertainties and difficulties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. Such risks include the possibility that:

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

WE ARE DEPENDENT ON GLOBAL CROSSING FOR LONG DISTANCE AND OTHER VOICE SERVICES

Our ability to offer end-user access to a tier one Voice network on an affordable basis is dependent upon our relationship with Global Crossing. If this relationship were to be terminated, or if the terms were to be substantially amended, we might be required to enter into arrangements for services with other providers on less favorable terms. There is no assurance that we would be able to purchase voice services on comparable terms, and there is no assurance that we would be able to pass on additional costs to our customers. Our inability to obtain minutes on comparable terms could materially and adversely affect our business, financial condition and results of operations.

WE RELY ON OTHERS TO MARKET OUR PRODUCTS AND SERVICES TO END-USERS

We believe that we may derive the majority of our recurring revenues from subscription fees and fees for value added services paid by end-users of our products and services. The amount of these revenues is dependent upon the level of success achieved by resellers, membership marketing companies and multi-level market organizations (MLM's) in marketing our products and services to their members and customers. If sales to end-users do not meet our expectations, our business would be adversely affected and we would be required to develop alternate marketing and sales strategies.

WE ARE SUBJECT TO RISKS AS WE MAKE ACQUISITIONS AND ENGAGE IN STRATEGIC
ALLIANCES

As part of our business strategy, we may acquire, make investments in, or enter into strategic alliances with companies in complementary businesses, so as to optimize our market presence in the regions we presently serve and expand into other regions. In particular, we intend to acquire local and regional ISPs and E-commerce companies. Any such future acquisitions, investments or strategic alliances would involve risks, such as:

- Incorrect assessment of the value, strengths and weaknesses of acquisition and investment opportunities;

- Underestimating the difficulty of integrating the operations and personnel of newly acquired companies;

- Potential disruption of our ongoing business, including possible diversions of resources and management time;

- Potential inability to maintain uniform standards, control, procedures and policies; and

- The threat of impairing relationships with employees and customers as a result of changes in management or ownership.

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

SALES OF SHARES BY OUR SHAREHOLDERS COULD DEPRESS OUR STOCK PRICE

The market price of our common stock could drop as a result of sales of a large number of our shares in the public market. The perception that such sales may occur could have the same effect. As of January 31, 2004, our executive officers, directors and affiliates owned, directly or indirectly, less then 1% of our common stock.

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

We regard substantial elements of our products and services as proprietary, and we attempt to protect them by relying on trademark, service mark, trade dress, copyright and trade secret laws and restrictions on disclosure and transfer of title. We also enter into confidentiality agreements with our employees, suppliers, distributors, consultants, vendors and customer and license agreements with third parties and generally seek to control access to and distribution of our technology, documentation and other proprietary information. We are pursuing the registration of our service marks, but we currently have no patents or applications for patents pending for our products or services. Effective service mark, copyright and trade secret protection may not be available.

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


ITEM 2. DESCRIPTION OF PROPERTY

Our headquarter is located at 30 West Gude Drive, Suite 470, Rockville, Maryland 20850, where we share approximately 13,000 square feet of office space. The month-to-month term of the lease commenced on August 1, 2002 and the monthly rent is $3000.00.

We previously leased 450 square feet of office space in Sandusky, Ohio at an annual rental of $3,750, and approximately 2,800 square feet in Fremont, Ohio at an annual rental of $16,800. The properties were subject to one-year leases that expired on July 31, 2002 however they continued on a month-to-month basis until December 31, 2003 and are no longer being utilized. This property is no longer the responsibility of WorldTeq Group as it is now the responsibility of Networld Ohio since the sale of that subsidiary.


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

In the beginning of 2003, our former President and Chief Executive Officer, Mr. Bruce Bertman, was convicted in the Southern District of Florida for wire, mail and securities fraud and conspiracy in connection with the sale of WorldTeq Group International common stock. There are no allegations of financial statement impropriety, unlike recent actions taken against companies such as WorldCom. We have no reason to believe our financial statements as filed with the SEC are in any way inaccurate or will in any way require restatement.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, through the solicitation of proxies or otherwise. The annual shareholder meeting has been postponed to a date in the near future.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On October 10, 1998 shares of our common stock, par value $.001, were initially available to the public on the OTC Bulletin Board under the symbol "HALO". On May 24, 1999 the board of directors and shareholders approved a name change to A1 Internet.com Inc. and the symbol was changed to "AWON".

On January 4, 1999, the SEC approved amendments to Rules of the National Association of Securities Dealers that limit quotations on the OTC Bulletin Board to the stock of companies that are registered with the SEC under the Securities Exchange Act of 1934. The letter "E" is affixed to ticker symbols of those companies that have not completed the registration process with the SEC as of a certain date and indicates that the affected company will be removed from the OTC Bulletin board within 30 days. On November 19, 1999, an "E" was affixed to our OTC Bulletin Board trading symbol and our common stock began trading under the symbol "AWONE." Our common stock was removed from the OTC Bulletin Board on December 16, 1999, because we had not then completed the registration process, and began trading on the "Pink Sheets" of the National Quotation Bureau, LLC. The closing price of our common stock on the OTC Bulletin Board $4.125 as of December 15, 1999.

In March 2000, we completed our registration under the Securities Exchange Act of 1934, as amended. On March 20, 2000, our common stock was once again listed on the OTC Bulletin Board and began trading under the symbol "AWON." In late 2000 an "E" was affixed to our OTC Bulletin Board trading symbol and our common stock began trading under the symbol "AWONE. The closing price of our common stock on the "Pink Sheets" of the National Quotation Bureau, LLC was $.26 as of December 31, 2001. On March 22, 2002 our common stock was again listed on the OTC Bulletin Board and began trading under the symbol "WTEQ" to reflect our name change. The closing price of our common stock on the OTC was $0.11 as of December 31, 2003.

The following table sets forth, on a per share basis, the high and low sale prices for our common stock as reported by the OTC Bulletin Board Market, for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                                           HIGH          LOW
                                                         --------      --------

2002
  1st Quarter..........................................   0.110          0.300
  2nd Quarter..........................................   0.170          0.430
  3rd Quarter..........................................   0.040          0.330
  4th Quarter..........................................   0.050          0.130

2003
  1st Quarter..........................................   0.090          0.040
  2nd Quarter..........................................   0.090          0.020
  3rd Quarter..........................................   0.110          0.010
  4th Quarter..........................................   0.130          0.050


We have not declared any cash dividends on the common stock. We intend to retain future earnings, if any, for use in our business and do not anticipate paying regular cash dividends on the common stock.

Approximately 12,941,866 shares of common stock issued to stockholders are available for resale under Rule 144, subject to notice, volume and manner of sale restrictions under that rule As of March 5, 2004, the Company had approximately 33,606,190 shares issued and outstanding of the common stock. As of March 5, 2004, we had approximately 79 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent for the Company is Corporate Stock Transfer, Inc. at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

RECENT SALE OF UNREGISTERED SECURITIES:

We made the following sales of unregistered common stock during the year ended December 31, 2003.

During September 2003 we issued 5,343,511 shares of our common stock to Bruce Bertman, the previous CEO of WorldTeq Group International, Inc., in exchange for forgiveness of debt in the amount of $100,000. During October 2003 we issued 588,235 shares of our common stock to Howard Lieberman, father of the current CEO, Jeffrey Lieberman, in exchange for forgiveness of debt in the amount of $50,000.

No underwriters were involved in the foregoing stock transactions. The securities issued in connection with each of the above financings were private transactions, in reliance on an exemption from registration under Section 4(2) and Rule 506 of Regulation D of the Securities Act, promulgated thereunder, because each offering was a non-public offering to accredited investors. The shares are subject to registration restrictions for a period of two years.OPTIONS AND WARRANTS:

In September 2003, in exchange for investment banking services, we issued stock purchase warrants to Aero Financial, Inc. to purchase 1,000,000 shares of common stock at a purchase price of $0.10 per share. These shares later were registered under the Form S-8 filed in October 2003.

In October of 2003 we completed a Form S-8, which registered five million shares according to the 2003 Stock Option Plan. In October 2003, in exchange for investor relations services we issued stock purchase warrants to Jim Price and Tim Rieu to purchase 4,000,000 shares of common stock at a purchase price of $0.05 per share under this plan. In October 2003, Jim Price and Tim Rieu each exercised 1,000,000 shares underlying the warrants. Additionally, in January 2004, they exercised the remaining 1,000,000 shares underlying their warrants.

In February 2004, we registered 3,350,000 shares under our 2004 Employee Stock Option Plan on a Form S-8. We granted our CEO, Jeffrey Lieberman an option to purchase 2,000,000 shares at an exercise price of $0.13 per share. We also granted our VP of Sales, Brian Rosinski an option to purchase 350,000 shares at an exercise price of $0.13 per share. For both options, 16.667% of the Shares subject to the Option shall vest six months after February 25, 2004, and 1/36 of the Shares subject to the Option shall vest each month thereafter, subject to the Optionee continuing to be a Service Provider on such dates.


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


RECENT DEVELOPMENTS

In February of 2003, the former CEO of the company resigned and was immediately replaced on February 6th by Jeffrey Lieberman, the former Vice President Operations. Additionally, on February 26, 2003 Mr. Lieberman assumed the duties of Chairman of the Board. In May of 2003, the Board of Directors and Management approved the sale of Networld Ohio, Inc. to our former president and CEO, Bruce Bertman. In September of 2003 the Board of Directors and new Management decided to modify our business plan to better focus on our core competencies, in addition to concentrating on reducing debt, reducing operational overhead, and reducing expenses by outsourcing key components of sales and operations. As part of our modified business plan, in September of 2003, Management pursued making the MonEcard available.

The revised plan called for a complete restructuring of the company that included 1) a change in our staff with more experience in our industry, 2) accelerated migration of direct customer sales staff to that of contracted agents and direct telemarketing organizations 3) discontinuation of unprofitable, low-margin business lines and 4) implementation of certain cost reduction procedures such as complete sales automation for its communication products. Implementation of this plan commenced in the third quarter of 2003 and
5) the previous sale of one of our subsidiaries, NetWorld Ohio, Inc and 6) launching of our financial services product, MonEcard.


2003 KEY ACCOMPLISHMENTS

During 2003, WorldTeq has overcome many obstacles. WorldTeq survived and grew during a year where there were changes in leadership and attacks on our customer base from competitors of our staple long distance business. The company credits its survival and improved performance on the following accomplishments, which are all centered on four key ideas: Cost Reduction, New Products, Sales Automation, and an Expanded Sales Department.

     -    Signed three new agents for the telecom business
     - Sold subsidiary of the company without significantly impacting revenues
     -    Reduced long term debt by $600,000
     -    Reduced annual overhead expenses by $300,000
     -    Reorganized management to concentrate on efficiencies and sales growth
     -    Launched MonEcard product and signed first contracts
     -    Increased exposure in the financial marketplace
     - Enhanced end-user website to include digital signatures for online ordering
     -    Launched a new enhanced billing system


LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

We have limited financial resources after our restructuring. We have eliminated non-productive assets and pared down our workforce to reduce overhead, we sold one of our subsidiaries which reduced our debt by nearly $400,000. We have little long-term debt. Although our operating cash flow was negative in the
fourth quarter of 2003; we believe it may be positive for 2004.   We raised
$100,000 of capital through the exercise of warrants in 2003, which was used to greatly reduce both long and short-term debts during WorldTeq's restructuring phase. In 2002, we financed $154,887 negative operating cash flow with $150,524 in key shareholder loans and contributions to capital. As our base continues to grow each month, slowly we hope we can reduce our reliance on any single customer. In addition, our new billing system provides us with improved tracking ability for receivables and a reduced occurrence of billing errors.

RESULTS OF OPERATIONS

Total sales for the year ending 2003 decreased from 2002 by 80% to $820,933. This was largely due to the reorganization of the company that included the discontinuation of unprofitable business segments, such as the wholesale telecommunications business and the sale of a subsidiary during the year, Networld. The company concentrated its efforts during the first three quarters of the year on automating back office processes to allow us to greatly reduce monthly expenses. Additionally, we spent most of the year developing new products that should be much more profitable. We created new plans and refocused our sales efforts from residential long distance to business long distance. We began the early stages of developing MundoTeq, a Spanish Internet web portal and the development of our own proprietary VOIP network. As a result of the change of focus, our telecommunications revenue accounted for 70% of our total revenue for 2003. Our net loss for the year ending 2003 was $298,418 or $0.01 per share, compared to $536,797 for 2002, an improvement of 44% over the period ending December 31, 2002. Our total operating loss for the period ending December 31, 2003 was $368,880

Cost of sales for 2003 decreased from 2002 by 79%. This is due to the sale of Networld and the removal of the unprofitable wholesale telecommunications business.

Selling, General and Administrative expenses for the period ending December 31, 2003 decreased by $1,199,217 or 65% compared to the same period ending 2002. The sale of Networld greatly reduced these expenses. Additionally, because of our reorganization efforts in WorldTeq Corporation and the automation of our back office we were able to greatly decrease our monthly expenses. We do anticipate a slight increase in 2004 due to the fact we are launching new products in 2004. While costs will be kept to a minimum because of our back office automation, we are expecting additional costs with our new MundoTeq and VoIP products. These new costs will be directly related to new revenues. Our bad debt expense for 2003 totaled $24,920 compared to $667,981 in 2002. This is due to the fact that while we had one large customer last year who defaulted, the improvements in our new billing system make sure non paying customers are no longer running long distance traffic through us.

Interest expense dropped by 73% to $12,107 and depreciation expense dropped 22% and totaled $37,091 for the period ending December 31, 2003.

In May of 2003 we successfully concluded the sale of our subsidiary NetWorld Ohio and we realized a one-time gain in 2003 plus a reduction in our overall debt total by approximately $400,000.

To meet our growth expectations, we anticipate that we will need to add up to 6 to 8 additional employees in the areas of sales, marketing, and sales support over the next twelve months. However, we do not see a need to invest further in our back office infrastructure such as servers, office equipment, and software to sustain our growth projections for the next 2 years, based on the infrastructure need for current product offerings.

ITEM 7. FINANCIAL STATEMENTS

Information with respect to this item is contained in the Consolidated Financial Statements beginning on page F-1 of this Report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
The following table sets forth information regarding the executive officers and directors of the Company as of March 5, 2004.


       Name                 Age     Position                 Since

----------------------      ---  -------------------       -----------

Jeff Lieberman               36  President, Treasurer      February 2003
                                 and Chairman of the
                                 Board of Directors

Brian Rosinski               29  Secretary and Director    April    2003

Timothy Carnahan             36  Director, and Chairman    October  2003
                                 Of the Compensation
                                 Committee

Mark Butler                  28  Director, and member of   February 2004
                                 The compensation committee

JEFF LIEBERMAN - Mr. Lieberman serves as our President, Treasurer and Chairman of the Board of Directors. Mr. Lieberman has more than 10 years of experience in the high technology industry. He has been with the company since its inception as a private company through its acquisition by HALO Holdings in 1999 until today. He graduated from the University of Maryland in 1991 with a Bachelor of Science Degree in Personnel Management and Labor Relations. After completion of his degree he studied for and passed his Series 6, 63, and series 7 tests to become a fully licensed stockbroker and financial planner. After a short internship with a small firm he accepted a position in 1991 with Robinson & Lukens, a conservative brokerage house located in Washington D.C. There he worked very closely with many retired clients with a structured focus on income and money preservation investment strategies.

TIMOTHY CARNAHAN - Mr. Carnahan serves as Director and Chairman of the Compensation Committee. Mr. Carnahan is the President and Founder of CYIOS Corporation, a Washington DC based firm, founded in 1994. CYIOS is a defense contractor offering services and products that reduce the time frame for achieving mission-critical goals. With the Department of Defense being CYIOS's major customer, Mr. Carnahan has security clearance at the Pentagon. CYIOS built the Army Knowledge Online (AKO) to facilitate greater knowledge transfer amongst Army personnel. Mr. Carnahan attended Old Dominion University in Norfolk, VA from 1985 to 1989. He graduates with a Bachelors degree in Computer Science.

BRIAN ROSINSKI - Mr. Rosinski serves as our Vice President of Sales, Secretary and Director. Mr. Rosinski has more than 7 years of experience in the high technology and customer service industries. He has been with the company since 2001. Prior to his involvement with WorldTeq, Mr. Rosinski managed a customer service call center for Teligent, Inc. from September 1999 until March 2001.

MARC BUTLER - Mr. Butler Serves as Director and member of the Compensation Committee. Mr. Butler is an Electrical Engineer who has been in the field since 1999. He began his career in the United States military in August 1993. He served in active duty for 3 years in the 82nd Airborne until March of 1996 and continue on with his service in the Army National Guard for an additional 2 years. Mr. Butler currently serves as a reservist. During his time with the service he was rewarded with the Army National Achievement Medal. After serving Mr. Butler began an apprenticeship at Star Electric in January of 1999. While working there for 4 years he was enrolled in school where he received his Electrical Apprenticeship. As of January 2004 he works for Martin Technology where he is the General Contractor of several major construction projects.

                                 KEY CONSULTANTS

The following lists the key consultants to WorldTeq as of March 5, 2004:

Name           Field
------------   -----------------------------
XCL Partners   Investment Banking Consultant
------------   -----------------------------
Chesapeake     Investor Relations Consultant
----------     -----------------------------

There are no other officers or significant employees.

                              FAMILY RELATIONSHIPS.

No family relationships exist between the directors and the officers.

                               LEGAL PROCEEDINGS.

CURRENT DIRECTORS, EXECUTIVE OFFICERS AND THOSE NOMINATED TO BECOME A DIRECTOR OR OFFICER:

During the past five years, no current director, current executive officer, person nominated to become a director of the Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time; The officers and directors of the Company due to the Operating Subsidiary filing a voluntary petition under Chapter 11 of the Bankruptcy Code.

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

CONTROL  PERSONS:


In the beginning of 2003, our former CEO and current control person, Bruce Bertman, was convicted in the Southern District of Florida for wire, mail and securities fraud and conspiracy in connection with the sale of WorldTeq Group International common stock. There are no allegations of financial statement impropriety, unlike recent actions taken against companies such as WorldCom. We have no reason to believe our financial statements as filed with the SEC are in any way inaccurate or will in any way require restatement.

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

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require WorldTeq's officers and directors, and persons who beneficially own more than ten percent of a registered class of WorldTeq's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish WorldTeq with copies.

         Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, WorldTeq Group International, Inc. believes that, during the last fiscal year, the following individuals satisfied their Section 16(a) filing requirements however on an untimely basis: Jeff Lieberman and Brian Rosinski.

                                 CODE OF ETHICS

On March 31, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB.

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

(b) SUMMARY COMPENSATION TABLE. The following table sets forth certain summary information concerning the compensation paid to the Chief Executive Officer and certain executive officers for the fiscal years ended December 31, 2002 and 2003.

                                             SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------
                                                                               Long Term Compensation
                                                                  ------------------------------------------
                                   Annual Compensation                      Awards                Payouts
                     -----  ------------------------------------  -----------------------------  -----------
      (a)             (b)      (c)       (d)          (e)             (f)            (g)             (h)       (i)
                                                                  Restricted                                   All
                                                                     Stock        Securities                  Other
    Name and                  Salary    Bonus     Other Annual     Award(s)       Underlying        LTIP      Comps
Principle Position   Year      ($)       ($)    Compensation ($)      ($)      Options/SARs (#)  Payouts ($)   ($)
-------------------  -----  ----------  ------  ----------------  -----------  ----------------  -----------  -----
Jeff Lieberman,
CEO, President,
Treasurer and
Chairman of the
Board                 2002  96,000 (5)                                                   50,000               N/A
-------------------  -----  ----------  ------  ----------------  -----------  ----------------  -----------  -----
                      2003     51,321                                                    50,000               N/A
-------------------  -----  ----------  ------  ----------------  -----------  ----------------  -----------  -----

Brian Rosinski, (1)
Secretary and
Director              2002     27,000                                                                         N/A
-------------------  -----  ----------  ------  ----------------  -----------  ----------------  -----------  -----
                      2003     30,113                                                                         N/A
-------------------  -----  ----------  ------  ----------------  -----------  ----------------  -----------  -----

Tim Carnahan, (2)
Director              2002  N/A                                                                               N/A
-------------------  -----  ----------  ------  ----------------  -----------  ----------------  -----------  -----
                      2003          0                                                                         N/A
-------------------  -----  ----------  ------  ----------------  -----------  ----------------  -----------  -----

Donald Dea (3)        2002          0                                                   100,000               N/A
-------------------  -----  ----------  ------  ----------------  -----------  ----------------  -----------  -----
                      2003          0                                                                         N/A
-------------------  -----  ----------  ------  ----------------  -----------  ----------------  -----------  -----

Lori Samuelson (4)    2002     48,000                                                    50,000               N/A
-------------------  -----  ----------  ------  ----------------  -----------  ----------------  -----------  -----

(1) Mr. Rosinski has been a full time employee since 2001. He became a director and executive officer in April 2003.

(2) Mr. Carnahan has been a director since 2003. Mr. Carnahan did not receive any salary or bonus.

(3) Mr. Dea joined us as director in October 1999. He resigned in October 2003. Mr. Dea did not receive any salary or bonus.

(4) Mrs. Samuelson was a full time employee of the company since 1999. She resigned as assistant secretary in 2003.

(5) Mr. Lieberman has been a full time employee of the company since 1999.

(c) OPTION/SAR GRANTS. The Company has established the 2000 Incentive and Non-statutory Stock Option Plan, which authorizes the issuance of up to 5,000,000 shares of the Company's common stock. The Plan will remain in effect until 2010 unless terminated earlier by an action of the Board. All employees, board members and consultants of the Company are eligible to receive options under the Plan at the discretion of the Board. Options issued under the Plan vest according to the individual option agreement for each grantee. During 2002 and 2003 no options were issued under this plan.

In 2003 the Company established the WorldTeq 2003 Individual Employee Stock Plan (the "2003 Plan"), which authorized the issuance of up to 5,000,000 shares of the Company's common stock. The 2003 Plan will remain in effect until August 1, 2007 unless terminated earlier either by action of the board or an event specified under the 2003 Plan. All employees, board members and consultants of the Company are eligible to receive options under the Plan at the discretion of the Board. Options issued under the Plan vest according to the individual option agreement for each grantee. During fiscal year 2003 the company issued 4,000,000 warrants with a strike price of $.05 per share. Additionally the company granted 1,000,000 warrants with a strike price of $.10 per share.

The following table sets forth certain summary information concerning options granted to officers and directors in fiscal year 2003:

                             Option/SAR Grants in Last Fiscal Year
-----------------------------------------------------------------------------------------------
                                       Individual Grants
-----------------------------------------------------------------------------------------------
            (a)                          (b)                (c)           (d)           (e)
------------------------------  ---------------------  -------------  ------------  -----------
                                                        % of Total
                                Number of Securities   Options/SARs
                                     Underlying         Granted to    Exercise or
                                    Options/SARs       Employees in    Base Price   Expiration
           Name                      Granted (#)        Fiscal Year      ($/Sh)        Date
------------------------------  ---------------------  -------------  ------------  -----------
      Jeff Lieberman,
CEO, President, Treasurer and
     Chairman of the Board                          0              0
------------------------------  ---------------------  -------------  ------------  -----------
      Brian Rosinski,
   Secretary and Director                           0              0
------------------------------  ---------------------  -------------  ------------  -----------
    Tim Carnahan, (2)
        Director                                    0              0
------------------------------  ---------------------  -------------  ------------  -----------



(d) AGGREGATE OPTION/SAR EXERCISES.
The following table summarizes information about options outstanding at December 31, 2003:

Range of Exercise prices   Number Outstanding  Remaining Contractual Life
-------------------------  ------------------  --------------------------
$                     .05           3,000,000           2006
-------------------------  ------------------  --------------------------
$                     .05           2,000,000           N/A
-------------------------  ------------------  --------------------------
$                     .27             850,000           2006
-------------------------  ------------------  --------------------------
$                     .10           1,000,000           N/A
-------------------------  ------------------  --------------------------

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



  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of WorldTeq Group International's common stock and Series A preferred stock as of December 31, 2003, by each shareholder known by us to be the beneficial owner of more than 5% of WorldTeq Group International's common stock, each director and all executive officers and directors as a group. Unless otherwise indicated by footnote, each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned.


TITLE OF CLASS           NAME AND ADDRESS            Number of       % OF
                                                     Shares Owned    CLASS
                -----------------------------------  -------------  -------

    Common      Jeff Lieberman                          266,000(1)   1.23
                30 West Gude Drive
                Rockville, MD 20850

    Common      Bruce Bertman                          12,357,511    36.7%
                10101 Johns Drive
                Damascus, MD 20872


  Common        All Executive officers and
                Directors and affiliates as a group     266,000(2)  34.57

Notes:
     (1) Mr. Lieberman is our CEO and Chairman, and has sole voting authority for all of these shares.

     (2)  Total includes, Mr. Jeff Lieberman only.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) The following transactions have been undertaken within the last three years with related parties. BRUCE BERTMAN

In May 2003, WorldTeq sold its Networld subsidiary to an entity owned by Bruce Bertman for $1. WorldTeq recorded the sale as a credit to additional paid in capital for the net liabilities totaling approximately $435,000.

In September 2003, the board of directors approved the conversion of $100,000 of notes payable to Bruce Bertman into 5,353,511 shares of common stock. The number of shares issued was determined based on the formula outlined in Bruce Bertman's Secured Convertible Promissory Note. The Note allowed Mr. Bertman to convert at the lower of either $.10 per share or the average closing bid price of WTEQ common stock for the prior 20-day period. The average closing bid was $0.018714 per share for the period ended August 18, 2003 when Mr. Bertman converted.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) LIST OF EXHIBITS

List of Exhibits

       3.1 The articles of incorporation of Registrant (incorporated by reference to the Registrant's Registration Statement on Form 10-SB12G/A filed with the Commission on November 17, 1999, No. 000-27243).

       3.2 Bylaws of Registrant (incorporated by reference to the Registrant's Registration Statement on Form 10-SB12G/A filed with the Commission on November 17, 1999, No. 000-27243). [

       10.1 WorldTeq 2003 Individual Stock Plan of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-8 filed with the Commission on October 29, 2003, No. 333-110047).

       10.2 Warrant Agreement between the Registrant and James Price, Originally Executed on October 21, 2003 but re-executed on 4/13/04 due to loss of the original document.

       10.3 Warrant Agreement between the Registrant and Timothy Rieu, Originally Executed on October 21, 2003 but re-executed on 4/13/04 due to loss of the original document.

       10.4 Consulting Agreement with Aero Financial for investment banking consulting services, dated September 30, 2003. [

       14           Code of Business Conduct

       23.1         Consent of Independent Auditor

       31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

       32.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 2003:

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. Total annual audit fees billed for professional services rendered by Malone and Bailey PLLC during the 2003 and 2002 fiscal years for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB, or services that are normally provided by Malone and Bailey PLLC in connection with statutory and regulatory filings or engagements for those fiscal years, totaled $15,000 and $19,000, respectively.

AUDIT-RELATED FEES. Total annual audit fees billed during the 2003 and 2002 fiscal years for assurance and related services by Malone and Bailey PLLC that are reasonably related to the performance of the audit or review of WorldTeq Group International, Inc.'s financial statements and not reported in the paragraph above under "Audit Fees" were $XX and $XX, respectively.

TAX FEES. None.

ALL OTHER FEES. There were no fees billed by Malone and Bailey PLLC during our 2003 and 2002 fiscal years for any other services rendered to WorldTeq Group International, Inc. other than the amounts set forth above.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WorldTeq Group International, Inc.

                                  /s/ Jeffrey Lieberman
                                  -----------------------------
                                  Jeffrey Lieberman
                                  Chief Executive Officer,
                                  President, Treasurer and Chairman of the Board



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                  /s/ Jeffrey Lieberman
                                  -----------------------------
                                  Jeffrey Lieberman
                                  Chief Executive Officer,
                                  President, Treasurer and Chairman of the Board

                                  /s/ Brian Rosinski
                                  -----------------------------
                                  Brian Rosinski
                                  Secretary and Director




Dated: April 14, 2004

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
  WorldTeq Group International, Inc.
  Rockville, Maryland

We have audited the accompanying consolidated balance sheet of WorldTeq Group International, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of WorldTeq's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldTeq Group International, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

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


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

April 14, 2004

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS
CURRENT ASSETS:
  Restricted cash                                        $     31,807
  Trade accounts receivable, net of allowance for
   doubtful accounts of $0                                     32,229
                                                         -------------
      Total current assets                                     64,036

EQUIPMENT, net of $70,940 accumulated depreciation             15,266
                                                         -------------
      Total assets                                       $     79,302
                                                         =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Convertible notes payable                              $     48,780
  Convertible notes payable to stockholder                     88,859
  Accounts payable                                            243,949
  Accrued expenses                                             46,060
                                                         -------------
      Total current liabilities                               427,648

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, $.001 par;
    $4,749,989 liquidation value 5,000,000 shares
    authorized;1,055,553 shares issued and outstanding          1,055
  Common stock, $.001 par; 100,000,000 shares authorized;
    29,561,746 shares issued and outstanding                   29,562
  Additional paid-in capital                               20,736,542
  Accumulated deficit                                     (21,115,505)
                                                         -------------
      Total stockholders' deficit                            (348,346)
                                                         -------------
      Total liabilities and stockholders' deficit        $     79,302
                                                         =============


               See accompanying summary of accounting policies and
                         notes to financial statements.

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 and 2002


                                                     2003          2002
                                                 ------------  ------------
Sales                                            $   820,933   $ 4,221,968


Cost of sales                                        483,519     2,156,704
Selling, general and administrative                  644,283     1,843,500
Bad debts                                             24,920       667,981
Depreciation                                          37,091        47,532
                                                 ------------  ------------
    Operating expenses                             1,189,813     4,715,717
                                                 ------------  ------------

    Loss from operations                            (368,880)     (493,749)

OTHER INCOME (EXPENSE)
  Other                                                1,481         1,146
  Forgiveness of debt                                 81,088             -
  Interest expense                                   (12,107)      (44,194)
                                                 ------------  ------------
                                                      70,462       (43,048)
                                                 ------------  ------------

NET LOSS                                         $  (298,418)  $  (536,797)
                                                 ============  ============


BASIC AND DILUTED LOSS PER COMMON SHARE:         $     (0.01)  $     (0.03)
                                                 ============  ============


    Weighted Average Common Shares Outstanding    23,612,937    19,105,000
                                                 ============  ============


               See accompanying summary of accounting policies and
                         notes to financial statements.

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2003 and 2002



                                Preferred Stock        Common Stock
                             --------------------  ---------------------
                               Shares     Amount     Shares      Amount
                             ----------  --------  -----------  --------
Balances,
  December 31, 2001          1,115,553   $ 1,115   17,830,000   $17,830

Shares issued for debt               -         -    3,420,000     3,420

Shares issued for services           -         -      420,000       420

Shares returned and retired          -         -     (100,000)     (100)

Shareholder capital
  contribution                       -         -            -         -

Conversion of preferred
  stock into common            (60,000)      (60)      60,000        60

Net loss                             -         -            -         -
                             ----------  --------  -----------  --------

Balances,
  December 31, 2002          1,055,553     1,055   21,630,000    21,630
                             ----------  --------  -----------  --------

Sale of Networld                     -         -            -         -

Options to consultants               -         -            -         -

Shares issued for debt               -         -    5,931,746     5,932

Exercise of consultant
  Options                            -         -    2,000,000     2,000

Net loss                             -         -            -         -
                             ----------  --------  -----------  --------

Balances,
  December 31, 2003          1,055,553   $ 1,055   29,561,746   $29,562
                             ==========  ========  ===========  ========


              See accompanying summary of accounting policies and
                         notes to financial statements.

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2003 and 2002



                                Paid In    Accumulated
                                Capital      Deficit        Total
                             -----------  -------------  ----------

Balances,
  December 31, 2001          $19,556,789  $(20,280,290)  $(704,556)

Shares issued for debt           256,580             -     260,000

Shares issued for services       103,880             -     104,300

Shares returned and retired          100             -           -

Shareholder capital
  Contribution                   171,667             -     171,667

Conversion of preferred
  stock into common                    -             -           -

Net loss                               -      (536,797)   (536,797)
                             -----------  -------------  ----------

Balances,
  December 31, 2002           20,089,016   (20,817,087)   (705,386)
                             -----------  -------------  ----------

Sale of Networld                 352,458             -     352,458

Options to consultants            53,000             -      53,000

Shares issued for debt           144,068             -     150,000

Exercise of consultant
  Options                         98,000             -     100,000

Net loss                               -      (298,418)   (298,418)
                             -----------  -------------  ----------

Balances,
  December 31, 2003          $20,736,542  $(21,115,505)  $(348,346)
                             ===========  =============  ==========


              See accompanying summary of accounting policies and
                         notes to financial statements.

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                            2003        2002
                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(298,418)  $(536,797)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                           37,091      47,532
    Bad debt                                                24,920     667,981
    Non-cash stock and option compensation                  53,000     104,300
    Change in assets and liabilities:
      Trade accounts receivable                             21,825    (554,505)
      Other current assets                                  12,574        (528)
      Accounts payable                                     (49,856)    168,115
      Accrued expenses                                      52,559      (4,550)
      Deferred revenue                                     (51,616)    (46,435)
                                                         ----------  ----------
Net cash used in operating activities                     (197,921)   (154,887)
                                                         ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                         -     (13,448)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder note payable, net               44,728      28,951
  Capital contribution                                           -     171,667
  Proceeds from exercise of options                        100,000           -
  Payments on notes payable                                            (50,094)
                                                         ----------  ----------
Net cash provided by financing activities                  144,728     150,524
                                                         ----------  ----------

CHANGE IN CASH                                             (53,193)    (18,045)

CASH AND CASH EQUIVALENTS, beginning of year                85,000     103,045

CASH AND CASH EQUIVALENTS, end of year                   $  31,807   $  85,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Payment of interest                                    $           $  14,953
                                                         ==========  ==========

NON-CASH FINANCING ACTIVITIES:
  Stock issued notes payable                             $ 150,000   $ 260,000
                                                         ==========  ==========
  Net liabilities assumed by Networld acquirer           $ 352,458   $       -
                                                         ==========  ==========


              See accompanying summary of accounting policies and
                         notes to financial statements.

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of business. WorldTeq Group International, Inc. ("WorldTeq") is a Nevada corporation formed October 13, 1997 and originally named Halo Holdings of Nevada, Inc. The name was changed to A1 Internet.com, Inc. in 1999 and again on October 15, 2002 to the current name. In 1999, WorldTeq acquired Virtual Information Express, Inc., Computer Ease LLC, and Networld Ohio, Inc. Virtual Information Express and Computer Ease were discontinued in 2000. WorldTeq sells long-distance telephone service and various Internet-related services, including website creation and hosting and internet connectivity services.

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

Income taxes. Income taxes are computed using the tax liability method of accounting, whereby deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

Advertising costs. Advertising costs are expensed as incurred.

Loss per Share. Basic loss per share equals net loss divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2003 or 2002.

Stock based compensation. Stock options are accounted for by following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and by following Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, which established a fair-value-based method of accounting for stock-based compensation plans.

Had compensation cost for the WorldTeq's stock-based compensation plan for employees been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company's net losses and loss per share would have been increased to the pro forma amount indicated below:

                                                 2003         2002
                                             ------------  ----------
Net loss available for common
  shareholders         -As reported          $(  298,418)  $(536,797)
                       -Pro forma             (  298,418)   (536,797)
Net loss per share     -As reported          $      (.01)  $    (.03)
                       -Pro forma                   (.01)       (.03)

New Accounting Principles. WorldTeq does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flow.


NOTE  2  -  GOING  CONCERN

The financial statements have been prepared assuming that WorldTeq will continue as a going concern. WorldTeq has a significant accumulated deficit and working capital deficiency at December 31, 2003 and is unable to meet its obligations as they come due; all of which raise substantial doubt about WorldTeq's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should WorldTeq be unable to continue as a going concern.

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


NOTE  3  -  Sale  of  Networld

In May 2003, WorldTeq sold its Networld of Ohio subsidiary to a company owned by the majority stockholder for $1 and the assumption of approximately $352,000 in net liabilities. The transaction was recorded as an increase in additional paid in capital in 2003.


NOTE  4  -  NOTE  PAYABLE  TO  STOCKHOLDER

In February 2003, WorldTeq signed a note with the majority stockholder. This note is secured by all asset of WorldTeq, bears interest at 8% and is due in monthly installments of $4,000, with the balance due February 2004. The note is convertible at the option of the holder at $.10 per share or the average of the closing bid price for the prior 20 day period. During 2003, the holder of the note converted $100,000 into 5,343,511 shares of common stock.


NOTE  5  -  NOTE  PAYABLE

This note is past due and incurs interest at 15% and is convertible at the option of the holder at $.10 per share or the average of the closing price for the prior 20 day period. During 2003, the holder of the note converted $50,000 into 588,235 shares of common stock.


NOTE  6  -  INCOME  TAXES

WorldTeq has had losses since inception and therefore has no income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $20,400,000 at December 31, 2003, and will expire in various years through 2023.

Deferred income taxes consist of the following at December 31, 2003:

Long-term:
    Deferred tax assets  $ 6,900,000
    Valuation allowance   (6,900,000)
                         ------------
                         $         -
                         ============

NOTE  7  -  PREFERRED  STOCK

Series A Convertible Preferred Stock was issued in 1999 for net proceeds of $3,602,560. It is convertible into the Company's common stock at any time at the option of the holder on a one-for-one basis. This series is non-voting and pays no dividends. The liquidation value is $4.50 per share.

Preferred stockholders have converted 60,000 shares of preferred stock into 60,000 shares of common stock.


Note  8  -  COMMON  STOCK

In 2003, WorldTeq issued 2,000,000 shares of common stock for $100,000 related to the exercise of warrants issued during 2003.

In 2003, note holders converted $150,000 into 5,931,746 shares of common sotck (see notes 4 and 5).

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

In 2002, 100,000 shares of common stock were returned to WorldTeq by a stockholder. These shares were retired in 2003.


NOTE  9  -  STOCK  OPTIONS  AND  WARRANTS

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

WorldTeq uses the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. During the years ended December 31, 2003 and 2002, no compensation expense was recognized for the issuance of options and warrants to employees, because no option prices were below market prices at the date of grant

No options were issued to employee in 2003 or 2002.

During the year ended December 31, 2003, WorldTeq issued 2,000,000 options to consultants whose stock-based compensation must be recorded at fair value calculated using Black Scholes. The compensation cost record for these warrants was $53,000. Variables used in the Black-Scholes option-pricing model include
(1) 1.5% risk-free interest rate, (2) expected life of one year, (3) 100% volatility and (4) zero expected dividends.

Summary information regarding options and warrants is as follows:

                                            Weighted                   Weighted
                                            average                    average
                                Options   Share Price    Warrants    Share Price
                               ---------  ------------  -----------  ------------
Year ended December 31, 2002:
----------------------------
  Outstanding, 2001            1,232,000           .29   4,036,650   $         66
  Granted                              -             -           -              -
                               ---------  ------------  -----------  ------------
Outstanding at
  December 31, 2002            1,232,000           .29   4,036,650            .66

Year ended December 31, 2003:
----------------------------
  Granted                              -             -   2,000,000            .10
  Excersiced                           -             -  (2,000,000)             -
                               ---------  ------------  -----------  ------------
Outstanding at

  December 31, 2003            1,232,000  $        .29   4,036,650   $        .66
                               =========  ============  ===========  ============

Options outstanding and exercisable as of December 31, 2003:

                            - - Outstanding - -               Exercisable
                             Number    Remaining                   Number
Exercise Price            of Shares         life                of Shares
                     ---------------  ------------  ---------------------
      .29                     87,000      2 years                  87,000
      .29                    145,000      3 years                 145,000
      .29                    600,000      4 years                 600,000
      .29                    400,000      5 years                 400,000
                     ---------------                ---------------------
                           1,232,000                            1,232,000
                     ===============                =====================

Warrants out standing and exercisable as of December 31, 2003:

                            - - Outstanding - -               Exercisable
                             Number    Remaining                   Number
Exercise Price            of Shares         life                of Shares
                     ---------------  ------------  ---------------------
     5.50                    386,650      1 years                 386,650
     2.75                    150,000      3 years                 150,000
      .10                    500,000      1 years                 500,000
      .03                  3,000,000      3 years               3,000,000
                     ---------------                ---------------------
                           4,036,650                            4,036,650
                     ===============                =====================


NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES

WorldTeq has a dispute with its former long-distance carrier, relating to the balance due owed to the carrier in 2002 when the relationship terminated. At December 31, 2002 WorldTeq had a liability recorded of approximately $222,000 and received a credit totaling approximately $81,000 during 2003 leaving a liability of approximately $141,000 at December 31, 2003. However, Worldteq had been invoiced approximately $710,000. The disputed difference of approximately $488,000 relates mainly to charges incurred at various payphones. WorldTeq obtained a waiver from liability from the payphones owner and from Qwest for any of these charges. Management is currently in contact with Qwest and the differences are being reviewed by the Qwest. Management believes WorldTeq is not liable for the charges since waivers were obtained and has not recorded any liability related to these payphone fees. If WorldTeq is ultimately responsible for the charges they would be required to record an additional liability of approximately $488,000. The carrier has not made demand for payment of the balance since early 2003.


NOTE  11  -  MAJOR  CUSTOMERS  AND  VENDORS

One customer accounted for approximately 30% of Worldteq's revenues in 2003 and 2002. Global Crossing accounted for approximately 90% of long-distance carrier purchases in 2003 and 2002.

NOTE  12 - SUBSEQUENT EVENTS

In January and February 2004 Worldteq received $100,000 from the exercise of 2,000,000 options issued in 2004.

In February 2004, Worldteq purchased long-distance customer base for $50,000 in cash.