Form 10KSB/A
period 2003-12-31
WORLDTEQ GROUP INTERNATIONAL INC
filed 2004-05-18
CIK 1091566

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


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

April 14, 2004

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS
CURRENT ASSETS:
  Restricted cash                                        $     31,807
  Trade accounts receivable, net of allowance for
   doubtful accounts of $0                                     32,229
                                                         -------------
      Total current assets                                     64,036

EQUIPMENT, net of $70,940 accumulated depreciation             15,266
                                                         -------------
      Total assets                                       $     79,302
                                                         =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Convertible notes payable                              $     48,780
  Convertible notes payable to stockholder                    141,740
  Accounts payable                                            243,949
  Accrued expenses                                             46,060
                                                         -------------
      Total current liabilities                               480,529

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Series A convertible preferred stock, $.001 par;
    $4,749,989 liquidation value 5,000,000 shares
    authorized;1,055,553 shares issued and outstanding          1,055
  Common stock, $.001 par; 100,000,000 shares authorized;
    29,561,746 shares issued and outstanding                   29,562
  Additional paid-in capital                               20,736,542
  Accumulated deficit                                     (21,168,386)
                                                         -------------
      Total stockholders' deficit                            (401,227)
                                                         -------------
      Total liabilities and stockholders' deficit        $     79,302
                                                         =============


               See accompanying summary of accounting policies and
                         notes to financial statements.

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 and 2002


                                                     2003          2002
                                                 ------------  ------------
Sales                                            $   820,933   $ 4,221,968


Cost of sales                                        483,519     2,156,704
Selling, general and administrative                  697,164     1,843,500
Bad debts                                             24,920       667,981
Depreciation                                          37,091        47,532
                                                 ------------  ------------
    Operating expenses                             1,242,694     4,715,717
                                                 ------------  ------------

    Loss from operations                            (421,761)     (493,749)

OTHER INCOME (EXPENSE)
  Other                                                1,481         1,146
  Forgiveness of debt                                 81,088             -
  Interest expense                                   (12,107)      (44,194)
                                                 ------------  ------------
                                                      70,462       (43,048)
                                                 ------------  ------------

NET LOSS                                         $  (351,299)  $  (536,797)
                                                 ============  ============


BASIC AND DILUTED LOSS PER COMMON SHARE:         $     (0.01)  $     (0.03)
                                                 ============  ============


    Weighted Average Common Shares Outstanding    23,612,937    19,105,000
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

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2003 and 2002



                                Paid In    Accumulated
                                Capital      Deficit        Total
                             -----------  -------------  ----------

Balances,
  December 31, 2001          $19,556,789  $(20,280,290)  $(704,556)

Shares issued for debt           256,580             -     260,000

Shares issued for services       103,880             -     104,300

Shares returned and retired          100             -           -

Shareholder capital
  Contribution                   171,667             -     171,667

Conversion of preferred
  stock into common                    -             -           -

Net loss                               -      (536,797)   (536,797)
                             -----------  -------------  ----------

Balances,
  December 31, 2002           20,089,016   (20,817,087)   (705,386)
                             -----------  -------------  ----------

Sale of Networld                 352,458             -     352,458

Options to consultants            53,000             -      53,000

Shares issued for debt           144,068             -     150,000

Exercise of consultant
  Options                         98,000             -     100,000

Net loss                               -      (351,299)   (351,299)
                             -----------  -------------  ----------

Balances,
  December 31, 2003          $20,736,542  $(21,168,386)  $(401,227)
                             ===========  =============  ==========


              See accompanying summary of accounting policies and
                         notes to financial statements.

                       WORLDTEQ GROUP INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                            2003        2002
                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(351,299)  $(536,797)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                           37,091      47,532
    Bad debt                                                24,920     667,981
    Non-cash stock and option compensation                  53,000     104,300
    Change in assets and liabilities:
      Trade accounts receivable                             21,825    (554,505)
      Other current assets                                  12,574        (528)
      Accounts payable                                     (49,856)    168,115
      Accrued expenses                                      52,559      (4,550)
      Deferred revenue                                     (51,616)    (46,435)
                                                         ----------  ----------
Net cash used in operating activities                     (250,802)   (154,887)
                                                         ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                         -     (13,448)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder note payable, net               97,609      28,951
  Capital contribution                                           -     171,667
  Proceeds from exercise of options                        100,000           -
  Payments on notes payable                                            (50,094)
                                                         ----------  ----------
Net cash provided by financing activities                  197,609     150,524
                                                         ----------  ----------

CHANGE IN CASH                                             (53,193)    (18,045)

CASH AND CASH EQUIVALENTS, beginning of year                85,000     103,045

CASH AND CASH EQUIVALENTS, end of year                   $  31,807   $  85,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Payment of interest                                    $           $  14,953
                                                         ==========  ==========

NON-CASH FINANCING ACTIVITIES:
  Stock issued for notes payable                         $ 150,000   $ 260,000
                                                         ==========  ==========
  Net liabilities assumed by Networld acquirer           $ 352,458   $       -
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

NOTE  13 - RESTATEMENTS OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

Worldteq erroneously reduced the note payable to stockholder and general and administrative expense at December 31, 2003 due to clerical error. The following summarizes the restatement of the balance sheet and income statement for the related error.

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

             ASSETS                           Previously     Increase
CURRENT ASSETS:                                 Stated      (Decrease)     Restated
                                             -------------  -----------  -------------
   Restricted cash                           $     31,807   $         -  $     31,807
   Trade accounts receivable                       32,229                      32,229
                                             -------------               -------------
      Total current assets                         64,036                      64,036

EQUIPMENT, net                                     15,266                      15,266
                                             -------------               -------------
      Total assets                           $     79,302                $     79,302
                                             =============               =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Notes payable                             $     48,780                $     48,780
   Note payable stockholder                        88,859        52,881       141,740
   Accounts payable                               243,949                     243,949
   Accrued expenses                                46,060                      46,060
                                             -------------               -------------
      Total current liabilities                   427,648        52,881       480,529

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Series A convertible preferred                   1,055                       1,055
   Common stock                                    29,562                      29,562
   Additional paid-in capital                  20,736,542                  20,736,542
   Accumulated deficit                        (21,115,505)       52,881   (21,168,386)
                                             -------------               -------------
Total stockholders' deficit                      (348,346)       52,881      (401,227)
                                             -------------               -------------
Total liabilities and stockholders' deficit  $     79,302   $         -  $     79,302
                                             =============  ===========  =============

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARENDED DECEMBER 31, 2003

                                              Previously    Increase
CURRENT ASSETS:                                 Stated     (Decrease)     Restated
                                             ------------  -----------  ------------
Sales                                        $   820,933   $         -  $   820,933


Cost of sales                                    483,519                    483,519
Selling, general and administrative              644,283        52,881      697,164
Bad debts                                         24,920                     24,920
Depreciation                                      37,091                     37,091
                                             ------------               ------------
      Operating expenses                       1,189,813        52,881    1,242,694
                                             ------------               ------------

      Loss from operations                      (368,880)       52,881     (421,761)

OTHER INCOME (EXPENSE)
  Other                                            1,481                      1,481
  Forgiveness of debt                             81,088                     81,088
  Interest expense                               (12,107)                   (12,107)
                                             ------------               ------------
                                                  70,462                     70,462
                                             ------------               ------------

NET LOSS                                     $  (298,418)       52,881  $  (351,299)
                                             ============               ============


BASIC AND DILUTED LOSS PER COMMON SHARE:     $     (0.01)               $     (0.01)
                                             ============               ============


Weighted Average Common Shares Outstanding    23,612,937                 23,612,937
                                             ============               ============