Form 10QSB
period 2004-03-31
WORLDTEQ GROUP INTERNATIONAL INC
filed 2004-05-18
CIK 1091566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004
                                       OR




     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to
                            Commission File No. 000-

                       WORLDTEQ GROUP INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

          =============================================================

           Nevada                                               03-7392107
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


30 West Gude Drive, Rockville, Maryland                            20850
 (Address of principal executive offices)                    (Zip/Postal Code)


                                 (888) 263-7776
                               (Telephone Number)
                              -------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 33,706,190 common stock shares, par value $0.001, as of April 7, 2004.

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .

Item 1     Financial Statements  . . . . . . . . . . . . . . . . . . . . .

           Condensed Balance Sheets - September 30, 2003
           and December 31, 2002 . . . . . . . . . . . . . . . . . . . . .   3
           Condensed Statements of Operations for the Three
           and Nine Months Ended September 30, 2003 and
           2002 and for the Period from October 12, 2001
           (Date of Inception) through September 30,2003 . . . . . . . . .   4
           Condensed Statements of Cash Flows for the Nine
           Months Ended September 30, 2003 and 2002 and
           for the Period from October 12, 2001 (Date
           of Inception) through September 30, 2003. . . . . . . . . . . .   5
           Notes To Condensed Financial Statements . . . . . . . . . . . .   6

Item 2     Management's Discussion and Analysis. . . . . . . . . . . . . .   7

Item 3     Controls and Procedures . . . . . . . . . . . . . . . . . . . .   9

PART II    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  10

Item 1     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  10

Item 2     Changes in Securities and Small Business Issuer
           Purchases of Equity Security. . . . . . . . . . . . . . . . . .  10

Item 3     Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  10

Item 4     Submission of Matters to a Vote of Security Holders . . . . . .  10

Item 5     Other Information . . . . . . . . . . . . . . . . . . . . . . .  10

Item 6     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  10

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Note Regarding FORWARD-LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 2 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.

The forward-looking statements contained in this Report also may be impacted by future economic conditions. Any adverse effect on general economic conditions and consumer confidence may adversely affect the business of the Company.

WorldTeq Group International, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the "Risk Factors" section of the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC") on April 20, 2004 on Form 10KSB. In addition, readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

                                     Part I
                              Financial Information

Item 1. Financial Statement

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

        ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (unaudited)
                                   -----------

Assets
Current Assets:
      Restricted Cash                                $     31,807
      Accounts Receivable                                  51,512
      Other Current Assets                                    500

                                                     -------------
         Total current assets                              83,819
                                                     -------------


Equipment, net                                             10,800

Customer base                                              47,917

                                                     -------------
Total assets                                         $    142,536
                                                     =============

Current Liabilities
      Convertible note payable to stockholder        $    144,628
      Convertible note payable                             46,136
      Accounts Payable                                    250,871
      Accrued expenses                                     64,597
                                                     -------------
        Total current liabilities                         506,232
                                                     -------------

Commitments and contingencies

Stockholders' Deficit
      Convertible preferred stock, $.001 par value,
        5,000,000 shares authorized, 911,553 shares
        issued and outstanding                                911
      Common stock, $.001 par value, 100,000,000
        shares authorized, 31,705,746 shares issued
        and outstanding                                    31,706
      Paid in capital                                  21,054,542
      Retained deficit                                (21,450,855)
                                                     -------------
      Total stockholders' deficit                        (363,696)

                                                     -------------
Total liabilities and stockholders' deficit          $    142,536
                                                     =============

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)
                                   -----------

                                                   Three Months Ended
                                                        March 31,
                                               --------------------------
                                                   2004          2003
                                               ------------  ------------
Sales                                          $   117,540   $   382,444
Cost of Sales                                       82,691       209,060
                                               ------------  ------------
  Gross profit                                      34,849       173,384

Selling, general and administrative expenses       314,430       310,211
                                               ------------  ------------

  Income (loss) from operations                   (279,581)     (136,827)

Interest Expense                                     2,888         9,706
                                               ------------  ------------

Net income (loss)                              $  (282,469)  $  (146,533)
                                               ============  ============

Basic and diluted income (loss) per share:     $     (0.01)  $     (0.01)
                                               ============  ============

Weighted Average Shares Outstanding             31,139,524    21,630,000
                                               ============  ============

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS CASH FLOWS
                       ----------------------------------
                                   (unaudited)
                                   -----------


                                                  Three Months Ended
                                                       March 31,
                                                ------------------------
Cash Flows Used in Operating Activities            2004         2003
                                                ------------------------
Net Income (Loss)                               $ (282,469)  $ (146,533)
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Depreciation and amortization                     6,549        9,843
   Stock option expense                            220,000            -
   Change in:
     Accounts Receivable                           (19,283)      10,328
     Other Current Assets                                -       (5,560)
     Accounts Payable                                6,922       27,929
     Accrued Expenses                               20,925       16,011
     Deferred Revenue                                    -      (21,983)

                                                -----------  -----------
Net Cash Used In Operating Activities              (47,356)    (109,965)
                                                -----------  -----------

Cash Flows Used In Investing Activities
    Purchases of customer base                     (50,000)           -
                                                -----------  -----------

Cash Flows Provided By Financing Activities
    Proceeds from shareholder note payable               -       80,015
    Exercise of stock options                      100,000            -
    Payments on note payable                        (2,644)         (50)
                                                -----------  -----------
Net cash from financing activities                  97,356       79,965
                                                -----------  -----------

Net Change in Cash                                       -      (30,000)
Cash - beginning of year                                 -       85,000
                                                -----------  -----------

Cash - End of Quarter                           $        -   $   55,000
                                                ===========  ===========

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                 March 31, 2004
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements and summarized notes included herein were prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with accounting principals generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in Worldteq's Report 10KSB filed April 19, 2004. These interim financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results.

STOCK BASED COMPENSATION:

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Worldteq granted options to purchase 2,350,000 shares of common stock to two employees during the three months ending March 31, 2004. All options begin vesting six months after the date issued, February 25, 2004, and vest 1/36 each month thereafter, have an exercise price of $.13 per share and expire 10 years from the date of grant.

The following table illustrates the effect on net loss and net loss per share if Cybertel had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                          Three Months Ended
                                               March 31,
                                        ------------------------
                                           2004         2003
                                        -----------  -----------

Net loss available to common            $ (282,469)  $ (146,533)
  stockholders, as reported

Less:  stock based compensation
       determined under fair value
       based method                              -            -
                                        -----------  -----------

  Pro forma net loss                    $ (282,469)  $ (146,533)
                                        ===========  ===========

  Basic and diluted net loss per share
      As reported                       $    (0.01)  $    (0.01)
                                        ===========  ===========
      Pro forma                         $    (0.01)  $    (0.01)
                                        ===========  ===========

NOTE 2 - COMMON  STOCK

During the three months ended March 31, 2004, Worldteq issued 2,000,000 shares of common stock to consultants resulting in $220,000 of expense. The expense was calculated using the black scholes pricing model with the following assumptions:
Volatility  of  161%,  1  year  life,  0% dividend yield and a 3% discount rate.

During the quarter ended March 31, 2004, preferred stockholders converted 144,000 shares of preferred stock into 144,000 shares of common stock.

NOTE 3 - CUSTOMER BASE

During the three months ended March 31, 2004, Worldteq purchased a customer base from a third party for $50,000 cash. The customer base is being amortized over 48 months.


Item 2. Management's Discussion and Analysis

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Form 10QSB. Certain information contained below and elsewhere in this Form 10QSB, including information regarding our plans and strategy for our business, are forward-looking statements. See "Note Regarding Forward-Looking Statements."

Our business plan for the next twelve months is to demonstrate the efficacy of our product candidate in animal models. It is necessary for us to establish evidence of efficacy of our approach in order to advance to subsequent milestones.

Overview

The Company is a switch-less and facilities-based provider of Internet protocol and traditional fiber-based communications services, including voice and data, along with toll free and related services. We market our services to groups specializing in specific ethnic demographics, residential communities located in major metropolitan areas, associations, network marketing organizations, and multi-level-marketing organizations (MLM's). Our goal is to become a leading provider of payroll services and communication services, including voice, data and Internet services to our targeted markets, comprised of affinity communities. We provide our services through a flexible network of owned, contracted facilities and resale arrangements. We have an extensive network available to us of IP gateways, international gateways, and domestic switches.

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

Recent Developments

In the first quarter of 2004, WorldTeq has continued developing MonEcard, our financial services product. Currently, we have 3 contracts/customers of our
MonEcard product along with over 50 prospective companies.   In addition, during
the first quarter, we further began developing our new subsidiary, MundoTeq, Inc., which is our Spanish Internet web portal.

Financial Condition

We have limited financial resources after our restructuring. We have eliminated non-productive assets and pared down our workforce to reduce overhead, we sold one of our subsidiaries which reduced our debt by nearly $400,000. We have little long-term debt. Although our operating cash flow was negative in the
first quarter of 2004, we believe it may be positive for the year.   We raised
$100,000 of capital through the exercise of warrants in 2003, which was used to greatly reduce both long and short-term debts during WorldTeq's restructuring phase. In 2003, we financed $154,887 negative operating cash flow with $150,524 in key shareholder loans and contributions to capital. As our base continues to grow each month, slowly we hope we can reduce our reliance on any single customer. In addition, our new billing system provides us with improved tracking ability for receivables and a reduced occurrence of billing errors.

Results of Operations

Total sales for the first quarter 2004 was $117,540 as compared to $382,444 for the quarter ended March 31, 2003, a 70% decrease. This was largely due to the sale of Networld Online which included the reorganization of the company that included the discontinuation of unprofitable business segments, such as the wholesale telecommunications business and the sale of a subsidiary during the year, Networld. The company concentrated its efforts during the first three quarters of the year on automating back office processes to allow us to greatly reduce monthly expenses. Additionally, we spent most of the year developing new products that should be much more profitable. We created new plans and refocused our sales efforts from residential long distance to business long distance. We began the early stages of developing MundoTeq, a Spanish Internet web portal and the development of our own proprietary VOIP network. As a result of the change of focus, our telecommunications revenue accounted for 70% of our total revenue for 2003.

Our net loss for the quarter ending March 31, 2004 was $282,469 or $.01 per share, as compared to $146,533 for the same period in 2003, an increase of 50% over the period ending March 31, 2003. Our increase in net loss was primarily associated with the expensing of options issued to consultants totaling $220,000

Selling, general and administrative expenses for the first quarter of fiscal 2004 were $94,065 (excluding the non-cash stock compensation expense) as compared to $310,211 for the same quarter in fiscal 2003. This decrease of 70% was primarily attributable to a decrease in general and administrative expenses.

The decrease in general and administrative costs was primarily attributable to a reduction of workforce and outsourcing of many of the sales functions. Additionally, because of our reorganization efforts in WorldTeq Corporation and the automation of our back office we were able to greatly decrease our monthly expenses. We do anticipate a continued increase in 2004 due to the fact we are launching new products in 2004. While costs will be kept to a minimum because of our back office automation, we are expecting additional costs with our new MundoTeq and VoIP products. These new costs will be directly related to new revenues.

Cost of sales for the first quarter of fiscal 2004 was $82,692 as compared to $209,060 for the same quarter in fiscal 2003. This decrease of 60% was primarily attributable to efficiencies in our sales organization, but also lower sales.

Our bad debt expense for first quarter 2004 totaled $0.

Interest expense dropped by 70% to $2,888 and depreciation expense dropped 55% and totaled $4,466 for the period ending March 31, 2004.

Liquidity and Capital Resources

Net cash used in operating activities for the period ended March 31, 2004 and 2003 was $47,356 and $109,965 respectively. As of March 31, 2004, we had restricted cash of $31,807. Net cash used in operating activities for the period ended March 31, 2004 was primarily the result of a net loss and a decrease in accounts payable offset by recognition of deferred offering costs. Net cash used in operating activities for the period ended March 31, 2003 was primarily the result of a net loss offset by an increase in accounts payable.

Net cash provided by financing activities was $0 for the period ended March 31, 2004. Net cash used in financing activities was $79,965 for the period ended March 31, 2003. Financing activities for the period ended March 31, 2003 were attributable to an increase in a payable to a related party and payments on payable to a related party.

The Company, at March 31, 2004 and March 31, 2003, respectively, had total assets of approximately $128,579 and $206,510. The decrease in assets related directly to the sale of Networld.

We believe that, based on current activities and the recent improvement in business prospects, cash from operations will begin to meet the development goals of the Company in 2004, although we can give no assurances. A significant increase in activities, either billable work or work related to new product development, will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

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

Off-Balance Sheet Arrangements
------------------------------

The Company does not have any off-balance sheet arrangements with any party.

Critical Accounting Estimates
-----------------------------

There have been no material changes in our critical accounting policies or critical accounting estimates since XXX nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1 "Summary of Significant Accounting Policies" in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

ITEM 3. Controls and Procedures

(a) The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                                     Part II
                                OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

In January 2004, in exchange for services, we issued stock purchase warrants to XCL Partners, Inc. to purchase 1,000,000 shares of common stock at an exercise price of $0.15 per share, 1,000,000 shares of common stock at an exercise price of $0.20 per share, and 2,000,000 shares of common stock at an exercise price of $0.25 per share. In addition, we also issued a stock purchase warrant to Chesapeake Group, Inc. to purchase 1,000,000 shares of common stock at an exercise price of $.25 per share.

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

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) LIST OF EXHIBITS

List of Exhibits
----------------  -----------------------------------------------------------------------------
     3.1          The articles of incorporation of Registrant (incorporated by reference to the
                  Registrant's Registration Statement on Form 10-SB12G/A filed with the
                  Commission on November 17, 1999, No. 000-27243).
----------------  -----------------------------------------------------------------------------
     3.2          Bylaws of Registrant (incorporated by reference to the Registrant's
                  Registration Statement on Form 10-SB12G/A filed with the Commission on November 17, 1999, No. 000-27243).
----------------  -----------------------------------------------------------------------------
     31.1         Certification of Chief Executive Officer pursuant to Section 302 of
                  Sarbanes-Oxley Act of 2002
----------------  -----------------------------------------------------------------------------
     32.1         Certification of the Company's Chief Executive Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002
----------------  -----------------------------------------------------------------------------

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 2003:
None

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       WorldTeq Group International, Inc.

                               /s/ Jeff Lieberman
                               -----------------------------
                               Jeff Lieberman
                               Chief Executive Officer,
                               President,
                               Treasurer, and
                               Chairman of the Board



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                               /s/ Jeff Lieberman
                               -----------------------------
                               Jeff Lieberman
                               Chief Executive Officer,
                               President,
                               Treasurer, and
                               Chairman of the Board



Dated: May 17, 2004