Form 10QSB
period 2004-06-30
WORLDTEQ GROUP INTERNATIONAL INC
filed 2004-08-27
CIK 1091566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004
                                       OR


     {_} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to
                            Commission File No. 000-

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
{X} YES { } NO

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

           ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION


               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 31, 2004
                                   (unaudited)
                                   -----------

Assets

Current Assets:
      Restricted Cash                                $     31,807
      Accounts Receivable                                  72,865
      Other Current Assets                                  5,121

                                                     -------------
         Total current assets                             109,793
                                                     -------------


Equipment, net                                              9,894

Customer base                                              44,792

                                                     -------------
Total assets                                         $    164,479
                                                     =============

Current Liabilities
      Convertible note payable to stockholder        $    147,478
      Convertible note payable                             45,142
      Accounts Payable                                    222,845
      Accrued expenses                                     36,532
                                                     -------------
        Total current liabilities                         451,997
                                                     -------------

Commitments and contingencies

Stockholders' Deficit
      Convertible preferred stock, $.001 par value,
        5,000,000 shares authorized, 911,553 shares
        issued and outstanding                                911
      Common stock, $.001 par value, 100,000,000
        shares authorized, 31,705,746 shares issued
        and outstanding                                    32,706
      Paid in capital                                  21,293,542
      Retained deficit                                (21,614,677)
                                                     -------------
      Total stockholders' deficit                        (287,518)

                                                     -------------
Total liabilities and stockholders' deficit          $    164,479
                                                     =============

                             WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    -------------------------------------
                                                 (unaudited)
                                                 -----------

                                                     Three Months Ended                Six Months Ended
                                                          June 30,                        June 30,
                                               ------------------------------  ------------------------------
                                                    2004            2003            2004            2003
                                               --------------  --------------  --------------  --------------

Sales                                          $     106,398   $     208,401   $     223,938   $     590,845

Cost of Sales                                         78,689         104,970   $     161,381   $     314,030
                                               --------------  --------------  --------------  --------------
  Gross profit                                        27,709         103,431          62,557         276,815

Selling, general and administrative expenses         188,681         126,328         503,110         436,539
                                               --------------  --------------  --------------  --------------

  Income (loss) from operations                     (160,973)        (22,897)       (440,553)       (159,724)

Interest Expense                                       2,850           9,706           5,738          19,412

                                                ------------    ------------    ------------    ------------

Net income (loss)                              $    (163,823)  $     (32,603)       (446,291)       (179,136)
                                               ==============  ==============  ==============  ==============
Basic and diluted income (loss) per share:     $       (0.00)  $       (0.00)  $       (0.01)  $       (0.01)
                                               ==============  ==============  ==============  ==============

Weighted Average Shares Outstanding               32,539,523      21,630,000      31,408,042      21,630,000
                                               ==============  ==============  ==============  ==============

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS CASH FLOWS
                       ----------------------------------
                                   (unaudited)
                                   -----------


                                                   Six Months Ended
                                                        June 30,
                                                ------------------------
Cash Flows Used in Operating Activities            2004         2003
                                                ------------------------

Net Income (Loss)                               $ (446,291)  $ (179,136)
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Depreciation and amortization                    15,189       53,485
   Stock For Services                              180,000
   Stock option expense                            220,000            -
   Change in:
     Accounts Receivable                           (40,635)      37,754
     Other Current Assets                           (4,573)         289
     Accounts Payable                              (27,081)     (19,373)
     Accrued Expenses                                    -      (8,281)
     Deferred Revenue                                    -          -

                                                -----------  -----------
Net Cash Used In Operating Activities             (103,391)    (115,263)
                                                -----------  -----------

Cash Flows Used In Investing Activities
    Purchases of customer base                     (54,609)           -
                                                -----------  -----------

Cash Flows Provided By Financing Activities
    Proceeds from shareholder note payable               -       87,830
    Exercise of stock options                      100,000            -
    Payments on note payable                        (2,000)      (2,567)
    Stock Issued For Cash                           60,000
                                                -----------  -----------
Net cash from financing activities                 158,000       85,263
                                                -----------  -----------

Net Change in Cash                                       -      (30,000)
Cash - beginning of year                            31,807       85,000
                                                -----------  -----------

Cash - End of Quarter                           $   31,807   $   55,000
                                                ===========  ===========

Non Cash Financince Activities                               -----------
Liabilities assumed by Net World Acquiror                    $  352,560
                                                             ===========

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                 June 30, 2004
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements and summarized notes included herein were prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with accounting principals generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in Worldteq's Report 10KSB-A filed May 18, 2004. These interim financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results.


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

The following table illustrates the effect on net loss and net loss per share if Worldteq had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                            Six Months Ended
                                                June 31,
                                        ------------------------
                                           2004         2003
                                        -----------  -----------

Net loss available to common            $ (446,291)  $ (146,533)
  stockholders, as reported

Less:  stock based compensation
       determined under fair value
       based method                              -            -
                                        -----------  -----------

  Pro forma net loss                    $ (446,291)  $ (146,533)
                                        ===========  ===========

  Basic and diluted net loss per share
      As reported                       $    (0.01)  $    (0.01)
                                        ===========  ===========
      Pro forma                         $    (0.01)  $    (0.01)
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

During the quarter ended June 30, 2004, Worldteq issued 1,000,000 shares for $60,000 in cash. On the issue date, shares were trading at $.24. The difference in price created an additional expense to the company of $180,000.

NOTE 3 - PURCHASES

During the three months ended March 31, 2004, Worldteq purchased a customer base from a third party for $50,000 cash. The customer base is being amortized over 48 months. During the three months ended June 30, 2004, Worldteq purchased equipment for $4,609. The equipment is being depreciated over 36 months.


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

RECENT DEVELOPMENTS

During the second quarter of 2004, while WorldTeq has been continuing to develop MonEcard, now called BanqueCard, for payroll services, the company has shifted gears and has begun to develop a new online service, MundoTeq.com. MundoTeq.com is being developed as one of the first all Spanish web portals. MundoTeq will strive to be the preeminent gateway to the Spanish language Hispanic Internet. We are striving to make this a place where all Spanish-speaking residents of the U.S. can get news, entertainment, shopping and much more! Some of the free services all in Spanish language will include:

          - International news service from Southern, Central, Latin American countries
          -    Chat  Rooms
          -    Dating  Services
          -    Classifieds
          -    Search  Capabilities
          -    Childrens  content
          -    And  more

The biggest benefit that users will find at MundoTeq.com are specially designed services created just for the MundoTeq community. The BanqueCard debit card, Internet access, calling cards, prepay cell phones and more will be offered at very low rates with all components such as, online signup forms, billing, and customer service all in Spanish language!

While the company will continue to develop and attempt to add retail customers to its telecommunications product lines we are expecting the majority of growth and future revenues, especially in 2005, to be generated by the MundoTeq portal. While growth of our retail telecommunications division has been slower then expected, due to most of the company's resources being used on the development of MundoTeq, the company is growing its wholesale telecommunications division. The previously released announcement of a special toll free service deal that was made in June of 2004 is completely underway. The customer has already ordered 7,000 toll free numbers, 2,000 more then originally expected, as of the date of this filing. We have just started seeing traffic being generated from these toll free numbers as of August 7th, 2004. During the 4th quarter we are expecting to exceed our original monthly income projection of $50,000 per month for this one account. Through the company's wholesale division we are currently in negotiation to bring on CLEC's (competitive local phone companies) to sell our long distance and toll free products directly to their clients

FINANCIAL CONDITION

We have limited financial resources after our restructuring. We have eliminated non-productive assets and pared down our workforce to reduce overhead, we sold one of our subsidiaries which reduced our debt by nearly $400,000. We have little long-term debt. Although our operating cash flow was negative during the first quarter of 2004, we believe it may be positive for the year, because of the profits being spent on the development of MundoTeq. We raised $100,000 of capital through the exercise of warrants in Q2 of 2004, which was used to greatly reduce both long and short-term debts during WorldTeq's restructuring phase and to begin funding the development of WorldTeq

RESULTS OF OPERATIONS

Total sales for the second quarter 2004 was $106,398 as compared to $208,401 for the quarter ended June 30, 2003, a 49% decrease. This was largely due to the sale of Networld Online which included the reorganization of the company that included the discontinuation of unprofitable business segments, such as parts of the wholesale telecommunications business. The company concentrated its efforts during the first two quarters of the year on developing the MundoTeq portal. Additionally, we spent that latter part of the second quarter negotiating for a new wholesale account that is expected to bring in over $50,000 in new revenues per month at a minimum margin of 12%. Due to the aggressive pricing awarded to us from our vendor to make this sale possible we have created new toll free plans and refocused our sales efforts to aggressively quote new business customers.

Our net loss for the quarter ending June 30, 2004 was $163,823 or less then $.01 per share, as compared to $32,604 for the same period in 2003, an increase of 65% over the period ending June,

2003. However, our net loss of $100,973 for the quarter ending June 30, 2004 was almost 150% less then the net loss incurred during the first quarter of 2004

Selling, general and administrative expenses for the second quarter of fiscal 2004 were $188,681 as compared to $126,328 for the same quarter in fiscal 2003. Some of the increase is due to non-cash stock compensation.

We do anticipate a continued increase in SGA expenses in 2004 due to the fact we are launching MundoTeq during the end of the 3rd quarter of 2004. While costs will be kept to a minimum because of our back office automation, we are expecting additional costs with our new MundoTeq site. These new costs will be directly related to new revenues in the 4th Quarter of 2004 and throughout 2005.

Cost of sales for the second quarter of fiscal 2004 was $78,689 as compared to $104,970 for the same quarter in fiscal 2003. This decrease of 20% was primarily attributable to efficiencies in our sales organization, but also slightly lower sales.

Interest expense during the quarter dropped by 70% to $2,850 and depreciation expense dropped 70% and totaled $15,189 for the 6-month period ending June 30th, 2004 as compared to $53,484 for the same period during 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the period ended June 30th, 2004 and 2003 was $103,391 and $115,263 respectively, this in part due to the expenses for the development of MundoTeq. As of June 30, 2004, we had restricted cash of $31,807. Net cash used in operating activities for the period ended June 30, 2004 was primarily the result of a net loss and a decrease in accounts payable offset by recognition of deferred offering costs

The Company, at June 30th, 2004 and Year End of 2003, respectively, had total assets of approximately $164,479 and $64,036. The increase in assets is directly related to current accounts receivables as of June 30th, 2004.

We believe that, based on current activities of developing MundoTeq and its upcoming launch and the recent acquisition of a large wholesale project, cash from operations will begin to meet the development goals of the Company in 2004, although we can give no assurances. A significant increase in activities, either billable work or work related to new product development, will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

To meet our growth expectations, we anticipate that we will need to add up to 6 to 8 additional employees in the areas of sales, marketing, and sales support over the next twelve months, especially for the support of MundoTeq as it continues to grow after it's launch. We will be investing slightly in our back office infrastructure such as servers, office equipment, and software to sustain our growth projections for the next 2 years for MundoTeq, and based on the infrastructure need for current product offerings.

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


(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 2003:
None

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



Dated: August 23, 2004