Form 10QSB
period 2004-09-30
WORLDTEQ GROUP INTERNATIONAL INC
filed 2004-12-09
CIK 1091566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004
                                       OR


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


                                 (888) 263-7776
                               (Telephone Number)
                               ------------------

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

                  ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION


                      WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                                      September 30, 2004

                                          -----------

Assets                                                   (unaudited)           (audited)
                                                      September 30, 2004    December 31,2003
Current Assets:
  Restricted Cash                                    $            31,807   $          31,807
  Accounts Receivable                                             62,481              32,229
  Other Current Assets                                            15,272

                                                     -------------------   ------------------
    Total current assets                                         109,560              64,036
                                                     -------------------   ------------------


Equipment, net                                                     9,110              15,266

Customer base                                                     41,667

                                                     -------------------   ------------------
Total assets                                         $           160,337   $          79,302
                                                     ===================   ==================

Current Liabilities
  Convertible notes payable to stockholders          $           187,432   $         141,740
  Convertible note payable                                         3,000              48,780
  Accounts Payable                                               243,712             243,949
  Accrued expenses                                                54,949              46,060
                                                     -------------------   ------------------
    Total current liabilities                                    489,093             480,529
                                                     -------------------   ------------------

Commitments and contingencies

Stockholders' Deficit
  Convertible preferred stock, $.001 par value,
    5,000,000 shares authorized, 911,553 shares
    And 1,055,553 issued & outstanding respectively                  911               1,055
  Common stock, $.001 par value, 100,000,000
    shares authorized, 34,706,190 and 29,561,746
    issued and outstanding respectively                           34,706              29,562
  Paid in capital                                             21,593,542          20,736,542
  Retained deficit                                           (21,957,915)        (21,168,386)
                                                     -------------------
  Total stockholders' deficit                                   (328,756)           (401,227)

                                                     -------------------   ------------------
Total liabilities and stockholders' deficit          $           160,337   $          79,302
                                                     ===================   ==================

                   WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          -------------------------------------
                                       (unaudited)
                                       -----------


                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                           --------------------------  --------------------------
                               2004          2003          2004          2003
                           ------------  ------------  ------------  ------------

Sales                      $   110,748   $   174,051   $   334,686   $   764,896
Cost of Sales                   45,232        57,573   $   206,614   $   371,603
                           ------------  ------------  ------------  ------------
  Gross profit                  65,516       116,478       128,072       393,293

Selling, general and           393,365       103,504       901,962       540,053
administrative expenses
                           ------------  ------------  ------------  ------------

Income (loss) from            (327,849)       12,974      (773,890)     (146,750)
Operations

Other Expenses                   1,250                           -         1,501
Interest Expense                14,139         3,012        14,139        22,424
                           ------------  ------------  ------------  ------------

Net income (loss)          $  (343,238)  $     9,962      (789,530)     (169,174)
                           ============  ============  ============  ============

Basic and diluted income   $     (0.01)  $     (0.00)  $     (0.02)  $     (0.01)
(loss) per share:
                           ============  ============  ============  ============

Weighted Average Shares     34,372,413    24,763,923    32,634,190    22,586,032
Outstanding
                           ============  ============  ============  ============

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS CASH FLOWS
                       ----------------------------------
                                   (unaudited)
                                   -----------


                                                    Nine Months Ended
                                                      September 30,
                                                -----------------------
Cash Flows Used in Operating Activities              2004         2003
                                                -----------------------

Net Income (Loss)                               $(789,530)  $ (169,174)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation and amortization                    19,098       56,721
  Stock For Services                              382,000
  Stock option expense                            220,000            -
  Change in:
    Accounts Receivable                           (30,252)      34,861
    Other Current Assets                          (15,272)      12,574
    Accounts Payable                                 (235)     (68,509)
    Accrued Expenses                               11,888       18,264
    Deferred Revenue                                    -            -

                                                ----------  -----------
Net Cash Used In Operating Activities            (202,303)    (115,263)
                                                ----------  -----------

Cash Flows Used In Investing Activities
  Purchases of customer base                      (54,609)           -
                                                ----------  -----------

Cash Flows Provided By Financing Activities
  Proceeds from shareholder note payable                -       87,830
  Payments on note payable                         (3,088)      (2,567)
  Stock Issued For Cash                           260,000
                                                ----------  -----------
Net cash from financing activities                256,912       85,263
                                                ----------  -----------

Net Change in Cash                                      -      (30,000)
Cash - beginning of year                           31,807       85,000
                                                ----------  -----------

Cash - End of Quarter                           $  31,807   $   55,000
                                                ==========  ===========

Stock issued for notes payable                              $  150,000
Liabilities assumed by Net World Acquiror                   $  435,666
                                                            ===========

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                               September 30, 2004
                                   (Unaudited)


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

                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                      ------------------------  -----------------------
                                         2004         2003         2004        2003
                                      -----------  -----------  ----------  -----------

Net loss available to common          $ (343,238)  $    9,962   $(789,530)  $ (169,174)
stockholders, as reported

Less: stock based compensation
      determined under fair value
      based method                       (18,199)           -     (18,199)           -
                                      -----------  -----------  ----------  -----------

Pro forma net loss                    $ (361,437)  $    9,962   $(807,729)  $ (169,174)
                                      ===========  ============  =========  ===========

Basic and diluted net loss per share
  As reported                         $    (0.01)  $    (0.01)  $   (0.02)  $    (0.01)
                                      ===========  ============  =========  ===========
  Pro forma                           $    (0.01)  $    (0.01)  $   (0.02)  $    (0.01)
                                      ===========  ============  =========  ===========

NOTE 2 - COMMON STOCK

During the three months ended March 31, 2004, Worldteq issued 2,000,000 options to purchase shares of common stock to consultants resulting in $220,000 of expense. The options were later exercised. The expense was calculated using the black scholes pricing model with the following assumptions: Volatility of 161%, 1 year life, 0% dividend yield and a 3% discount rate.

During the quarter ended March 31, 2004, preferred stockholders converted 144,000 shares of preferred stock into 144,000 shares of common stock.

During the quarter ended June 30, 2004, Worldteq issued 1,000,000 shares for services and cash to two consultants. Cash receipts for the shares totaled $60,000. On the issue date, shares were trading at $.24. The difference in price created an additional expense to Worlteq of $180,000.

During the quarter ended September 30, 2004, Worldteq issued 2,000,000 shares for services and cash to two consultants. Cash receipts for the shares totaled $100,000. On the issue date, shares were trading at $.15. The difference in price created an additional expense to Worldteq of $200,000.

NOTE 3 - CUSTOMER BASE AND EQUIPMENT

During the three months ended March 31, 2004, Worldteq purchased a customer base from a third party for $50,000 cash. The customer base is being amortized over 48 months. During the three months ended June 30, 2004, Worldteq purchased equipment for $4,609. The equipment is being depreciated over 36 months

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RECENT DEVELOPMENTS

During the third quarter of 2004, the company finished the development of its new online service, MundoTeq.com and soft launched the product in mid-October. MundoTeq.com was created to be one of the first all Spanish web portals. MundoTeq will strive to be the preeminent gateway to the Spanish language Internet marketplace. The goal is to make MundoTeq a place where all Spanish-speaking residents of the U.S. can get news, entertainment, shopping and much more! Some of the free services all in Spanish language include:

          - International news service from Southern, Central, Latin American countries
          -    Chat Rooms
          -    Dating Services
          -    Classifieds
          -    Search Capabilities
          -    Childrens content
          -    Online Shopping
          -    And more

The biggest benefit that users will find at MundoTeq.com are specially designed services created just for the MundoTeq community. The BanqueCard debit card, Internet access, calling cards, prepay cell phones and more will be offered at very low rates with all components such as, online signup forms, billing, and customer service all in Spanish language!

During the 3rd quarter the company also entered negotiations with Estudios, and Uraguayan third party billing services company. Estudios has an online billing package the bills and creates retail invoices for long distance and toll service service, calling card service, web hosting, and in the future, Internet access. WorldTeq proposed a joint venture wherein WorldTeq would offer 49% of DigitalTeq ownership to Estudios. DigitalTeq is currently 100% owned by WorldTeq Group International, Inc. and has no current source of revenue, nor does it have any expenses. All parties have verbally agreed. During the 4th quarter of 2004 the issues will go before WorldTeq Group's board of director, to get approval. Once approved DigitalTeq will begin selling third party billing solution to resellers in the communication service industries. This will be a new source of revenue for WorldTeq Group International, Inc. While the company will continue to develop and attempt to add retail customers to its telecommunications product lines, as well as offering new services to other markets such as the third party billing services solution, we are expecting the majority of growth and future revenues, especially in 2005, to be generated by the MundoTeq portal.

While growth of our retail telecommunications division has been slower then expected, due to most of the company's resources being used on the development of MundoTeq, the company is attempting to grow its wholesale telecommunications division.

The company had made a previously released announcement of a special toll free service deal that was made in June of 2004 and we had also discussed in the 10Q filing for the period ending June 30, 2004. The customer had ordered 7,000 toll free numbers and we began seeing traffic August 7th, 2004. Unfortunately, the customer pulled this traffic very shortly after that for reasons beyond our control.

FINANCIAL CONDITION

We have limited financial resources after our restructuring. We have eliminated non-productive assets and have continued to pare down our workforce to reduce overhead. We have little long-term debt. Although our operating cash flow was negative during the first quarter of 2004, we believe it may be positive for the year, because of the profits being spent on the development of MundoTeq. We raised $100,000 of capital through the exercise of warrants in Q3 of 2004, which was used to fund MundoTeq development, infrastructure costs, and some marketing expenditures, as well as help reduce some short-term debts.

RESULTS OF OPERATIONS

Total sales for the third quarter 2004 was $110,748 as compared to $174,051 for the quarter ended September 30, 2003, a 36% decrease. This was largely still due the decline of prepay type accounts that were once the company's standard product but have since been replaced by competitors unlimited plans. The company really concentrated its efforts during the first three quarters of the year on developing the MundoTeq portal.

Our net loss for the quarter ending September 30, 2004 was $343,238 or less then $.01 per share, as compared to a gain of $9,962 for the same period in 2003. This is in large part to the expenses of developing MundoTeq.

Selling, general and administrative expenses for the third quarter of fiscal 2004 were $393,365 as compared to $103,504 for the same quarter in fiscal 2003. This increase is largely due to the fact that during the quarter ended September 30, 2004, Worldteq issued 2,000,000 shares for services and cash to two consultants. Cash receipts for the shares totaled $100,000. On the issue date, shares were trading at $.15. The difference in price created an additional expense to Worldteq of $200,000. Additionally, WorldTeq incurred costs due to the development of the MundoTeq web site.


We do anticipate an increase in SGA expenses in 2005 due to the fact we Will be adding personnel as necessary as MundoTeq grows and we begin new ventures, such as the third party billing product. While costs will be kept to a minimum because of our back office automation, we are expecting additional costs with our new MundoTeq site. These new costs will be directly related to new revenues in the 4th Quarter of 2004 and throughout 2005.

Cost of sales for the third quarter of fiscal 2004 was $45,232 as compared to $57,573 for the same quarter in fiscal 2003. This decrease of 22% was primarily attributable to efficiencies in our sales organization, but also slightly lower sales.

Interest expense during the quarter was $14,139 which increased from the second quarter of 2004 which was $3,012 and was due to a one time adjustment made to a shareholder's note payable

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the period ended June 30, 2004 was primarily the result of a net loss and a decrease in accounts payable offset by recognition of deferred offering costs.

The Company, at September 30th, 2004 and Year End of 2003, respectively, had total assets of approximately $160,337 and $79,302. The increase in assets is directly related to current accounts receivables as of September 30th, 2004.

We believe that, based on current activities of the first phase of marketing MundoTeq and the high likelihood the board will approval the DigitalTeq billing deal, cash from operations will begin to meet the development goals of the Company in 2005, although we can give no assurances. A significant increase in activities, either billable work or work related to new product development, will require additional resources, which we may not be able to fund through cash from operations. In circumstances where resources will be insufficient, the Company will look to other sources of financing, including debt and/or equity investments.

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

Off-Balance Sheet Arrangements
- ----------------------------

The Company does not have any off-balance sheet arrangements with any party.

Critical Accounting Estimates
- ---------------------------

There have been no material changes in our critical accounting policies or critical accounting estimates since the companies inception, nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1

"Summary of Significant Accounting Policies" in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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


Item 3. Defaults Upon Senior Securities

Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable


Item 5. Other Information

Not Applicable


Item 6. Exhibits and Reports on Form 8-K

(a) LIST OF EXHIBITS


List of Exhibits
----------------  -----------------------------------------------------------------------------

 3.1              The articles of incorporation of Registrant (incorporated by reference to the
                  Registrant's Registration Statement on Form 10-SB12G/A filed with the
                  Commission on November 17, 1999, No. 000-27243).
- --------------  -----------------------------------------------------------------------------

 3.2              Bylaws of Registrant (incorporated by reference to the Registrant's
                  Registration Statement on Form 10-SB12G/A filed with the Commission on November 17, 1999, No. 000-27243).
- --------------  -----------------------------------------------------------------------------

 31.1             Certification of Chief Executive Officer pursuant to Section 302 of
                  Sarbanes-Oxley Act of 2002
- --------------  -----------------------------------------------------------------------------

 32.1             Certification of the Company's Chief Executive Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes
                  -Oxley Act of 2002
- --------------  -----------------------------------------------------------------------------


(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 2004:
None

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



                               Date: December 8, 2004