Form 10KSB
period 2004-12-31
CHINA PRINTING, INC.
filed 2005-05-20
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000- 27243

WORLDTEQ GROUP INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	03-7392107
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 West Gude Drive, Rockville, Maryland 20850
(Address of principal executive offices) (Zip Code)

(301) 728-8744
 (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $0.001 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Documents incorporated by reference: Portions of several 8K announcements during the year are incorporated by reference in Part III hereof.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [ ] NO [X ]

The Index of Exhibits filed with this Report begins on page 20 .

WorldTeq Group International Inc.'s revenues for its most recent fiscal year ended December 31, 2004 were $400,813.

On December 31, 2004, the aggregate market value of the voting stock of WorldTeq Group International, Inc. (consisting of common stock, $0.001 par value) held by non-affiliates of the Registrant (approximately 21,000,000 shares) was approximately $2,310,000 based on the closing price for such common stock ($0.11) on said date as reported by the OTC Bulletin Board.

As of December 31, 2004, there were 40,706,190 outstanding common shares of WorldTeq Group International, Inc. common stock.

WORLDTEQ GROUP INTERNATIONAL, INC.
FORM 10-KSB

TABLE OF CONTENTS

Page
PART I

Item 1. Description of Business	3

Item 2. Description of Property~~.~~	12

Item 3. Legal Proceedings.	12

Item 4. Submission of Matters to a Vote of Security Holders	12

PART II

Item 5. Market for Common Equity and Related Stockholder Matters	12

Item 6. Management's Discussion and Analysis or Plan of Operation	14

Item 7. Financial Statements.	16

Item 8. Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure	16

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	16

Item 10. Executive Compensation	19

Item 11. Security Ownership of Certain Beneficial Owners and Management	20

Item 12. Certain Relationships and Related Transactions.	21

Item 13. Exhibits and Reports on Form 8-K.	23

Signatures	25

PART I

FORWARD LOOKING STATEMENTS

In addition to historical information, this Report contains forward-lookingstatements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 6 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet  day-to-day operation liabilities or to pursue the business objectives discussed herein.

The forward-looking statements contained in this Report also may be impacted by future economic conditions. Any adverse effect on general economic conditions and consumer confidence may adversely affect the business of the Company.

WorldTeq Group International, Inc. undertakes no obligation to publicly revisethese forward-looking statements to reflect events or circumstances that arise after the date hereof. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements  include those more fully described in the "Risk Factors" section and elsewhere in this report. In addition, readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE HISTORY

WorldTeq Group International, Inc. was incorporated under the laws of Nevada on October 13, 1997, and was originally named Halo Holdings of Nevada, Inc. On October 15, 2001, we amended our articles of incorporation to adopt our current name, which we believe more accurately reflects the business in which we are now engaged.

From the date of our incorporation in 1997 until early 1999 our company was engaged in skydiving and related business ventures. Between February and April 1999 we sold our skydiving business and acquired three companies which were providers of Internet connectivity and related products and services. Specifically, in February 1999 we acquired Virtual Information Express, Inc. a Maryland corporation, which provided outsourced Internet services such as e-commerce applications and collaborative technologies. In March 1999, we acquired Computer Ease LLC, a Maryland limited liability company which provided Web design and development services to corporate clients and associations. Computer Ease was merged into our subsidiary A1 Internet Services, Inc., a Delaware corporation. In April 1999 we acquired Networld Ohio, Inc., an Ohio corporation, which is an Internet service provider ("ISP") based in Freemont, Ohio. In March 1999 we wound down Virtual Information Express. In November of 2000 we formed WorldTeq Corporation, a Delaware Corporation, to focus on adding Long Distance services to our product line. In May of 2003 Networld Ohio, Inc., a wholly owned subsidiary of WorldTeq Group International, Inc., was sold to our former president, Bruce Bertman for $1. WorldTeq recorded the sale as a credit to additional paid in capital for the net liabilities totaling approximately $435,000. Early in 2003 the company began a proactive approach to expand its business by searching for merger and acquisition candidates that would be beneficial to the company and it’s shareholders. In September of 2003 WorldTeq added financial services to its product line in the form of Payroll services through its stored-value debit card product, MonEcard. While much time and money was invested in attempting to enter and succeed in the payroll service market, WorldTeq found it difficult to build and maintain a customer base. The product has not been entirely shelved and the company is currently looking into the retail aspect of the market in offering the cards direct to single end-users or through a newtwork of resellers and multi-level marketing organizations. During most of 2004, the company developed a new online service, MundoTeq.com and soft launched the product in mid-October. MundoTeq.com was created to be one of the first all Spanish web portals. The goal was to make MundoTeq a place where all Spanish-speaking residents of the U.S. can get news, entertainment, shopping and much more! Early in 2005 it was decided to temporarily shelve the project for both lack of major funding for marketing and to allow management to fully concentrate on the company’s latest merger opportunity, to be discussed in a following section. MundoTeq can either be re-launched in the future or can be sold as a complete business.

OVERVIEW

Currently, we are a switch-less and facilities-based provider of Internet protocol and traditional fiber-based communications services, including voice and data, along with toll free and related services. We market our services to groups specializing in specific ethnic demographics, residential communities located in major metropolitan areas, associations, network marketing organizations, and multi-level-marketing organizations (MLM's). Our goal is to become a leading provider of communication services, including voice, data and Internet services to our targeted markets, comprised of affinity communities. We provide our services through a flexible network of owned, contracted facilities and resale arrangements. We have an extensive network available to us of IP gateways, international gateways, and domestic switches.

Through our subsidiary WorldTeq Corporation we provide agents, associations, and businesses with opportunities to generate revenues by supplying those associations, individuals, and businesses with Internet technology and communications solutions and services. Our products and services enable the agents and affinity groups to offer their members, customers and others a variety of revenue producing solutions and services without making large investments in technology, infrastructure or staff. The principal products and services which we offer are:

- - Long Distance Service
- - Toll Free Products
- - Financial Services / Corporate Payroll Solutions
- - Billing Services
- - Online Spanish language portal

RECENT DEVELOPMENTS

The company recently announced in the form of an 8-K filed with the SEC that it has signed a plan of exchange to acquire Harbin Yinhai Technology Development Company Ltd.

On January 21, 2005, the Registrant executed a Plan of Exchange (the "Agreement"), between and among the Registrant, Harbin Yinhai Technology Development Company Ltd., a corporation organized and existing under the laws of the Peoples' Republic of China ("Yinhai"), and Progressive Media Group, Inc., XCL Partners, Inc., Aero Financial, Inc. and Triple S Parts, Inc. (collectively, the "Consultants").

Pursuant to and at the closing of the Agreement, the shareholders of Yinhai (the "Yinhai Shareholders") will exchange all of their shares of registered capital of Yinhai for 12,211,857 shares of common stock of the Registrant, or approximately 90% of the Registrant's then outstanding shares of common stock. Upon completion of the exchange, the registered capital of Yinhai will be transferred to the Registrant, and Yinhai will become a wholly-owned subsidiary of the Registrant. An executed copy of the Agreement is attached hereto as Exhibit XXX

Yinhai is a commercial printing company located in Harbin, Peoples' Republic of China, that, among other things, prints forms for use by banks in the Harbin area, and it has approximately 200 employees. It had unaudited revenue of approximately US$8.6 million in fiscal 2003, and net income of approximately US$1.57 million.

The company has filed a 14C and has obtained written consent from the majority of the stockholders as of April 7, 2005, approving (i) a reverse split of the Company’s common stock at a ratio of 1:30 (the "Reverse Split"), and (ii) an amendment to the Company's Articles of Incorporation changing the name of the Company to "China Printing Inc." (the "Name Change"). The Board of Directors of the Company unanimously approved the Name Change on March 31, 2005 and the Reverse Split on April 1, 2005. Under Section 78.320 of the corporate law of the State of Nevada, action by stockholders may be taken without a meeting, without prior notice, by written consent of the holders of outstanding stock having at least a majority of the voting power that would be necessary to authorize the action at a meeting. No other vote or stockholder action is required. You are hereby being provided with notice of the approval of the Reverse Split and Name Change by less than unanimous written consent of the stockholders of the Company.

As a legal matter, the exchange transaction will become effective when Articles of Exchange are filed with the Secretary of State of the State of Nevada pursuant to the Nevada Revised Statutes Section 92A-200. The name change has taken effect and the company is now registered as China Printing Inc. and trades under the symbol CHPI on the OTC BB.

2004 KEY POINTS

During 2004, WorldTeq has had a considerably negative year as far as its staple business goes. Due to the concentration on developing MundoTeq and searching for quality M&A candidates, WorldTeq witnessed its revenues cut to 50% and because of capital investment in the development of MundoTeq the company operated throughout the year at a loss. However, as the year ended , it appeared that the company had found a good match in its search for M&A candidates and discussions began in what has become the course we are on now of the merging of Yinhai and WorldTeq.

EMPLOYEES

As of December 31, 2004 we had 3 full time employees and 1 part time employee categorized as follows:

- - 2 full time employees in administration staff; and

- - 1 full time and 1 part-time employee in product development and technical operations

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

Even thereafter, we cannot be certain that we will achieve or sustain positive cash flow or profitability from our operations. Our net losses and negative cash flow from operating activities are likely to continue even longer than we currently anticipate if:

- - We cannot establish and maintain a customer base that generates sufficient revenue;

- - Prices for our products or services decline faster than we have anticipated;

- - We cannot remain competitive in the innovation and quality of our products; and

- - We cannot attract and retain qualified personnel.

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

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO ASSESS OUR PAST PERFORMANCE AND FUTURE PROSPECTS

We have limited historical operating and financial information, which may make ur performance and our prospects difficult to evaluate. We have acquired five companies since the beginning of 1999 and disposed of substantially all of the businesses in which we were engaged in prior years. This limits the comparability of our operating and financial information from period to period.

Our prospects need to be considered in light of the substantial risks, expenses, uncertainties and difficulties frequently encountered by companies in the new nd rapidly evolving markets for Internet products and services. Such risks include the possibility that:

- - We may be unable to increase and sustain levels of interest in our products nd services by Associations, membership marketing companies and ISPs;

- - We may fail to sell our products successfully through our direct sales force;

- - Our competitors may develop services or products similar or superior to our own;

- - Market prices for our products and services may fall as a result of competition or other factors;

- - We may be unable to identify, attract, motivate and retain qualified personnel; and

- - We may fail to fully integrate our existing operations the technology and operations with any of the businesses that we might acquire.

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

WE ARE SUBJECT TO RISKS AS WE MAKE ACQUISITIONS AND ENGAGE IN STRATEGIC ALLIANCES

As part of our business strategy, we may acquire, make investments in, or enter into strategic alliances with companies in complementary businesses, so as to optimize our market presence in the regions we presently serve and expand into other regions. In particular, we intend to acquire local and regional ISPs and E-commerce companies. Any such future acquisitions, investments or strategic alliances would involve risks, such as:

- - Incorrect assessment of the value, strengths and weaknesses of acquisition and investment opportunities;

- - Underestimating the difficulty of integrating the operations and personnel of newly acquired companies;

- - Potential disruption of our ongoing business, including possible diversions of resources and management time;

- - Potential inability to maintain uniform standards, control, procedures and policies; and

- - The threat of impairing relationships with employees and customers as a result of changes in management or ownership.

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

In March 2000, we completed our registration under the Securities Exchange Act of 1934, as amended. On March 20, 2000, our common stock was once again listed on the OTC Bulletin Board and began trading under the symbol "AWON." In late 2000 an "E" was affixed to our OTC Bulletin Board trading symbol and our common stock began trading under the symbol "AWONE. The closing price of our common stock on the "Pink Sheets" of the National Quotation Bureau, LLC was $.26 as of
December 31, 2001. On March 22, 2002 our common stock was again listed on the OTC Bulletin Board and began trading under the symbol "WTEQ" to reflect our name change. The closing price of our common stock on the OTC was $0.11 as of December 31, 2004. Starting in April of 2005 the company has changed it’s name as part of the merger conditions to China Printing Inc. and began trading under the symbol “CPHI”

The following table sets forth, on a per share basis, the high and low sale prices for our common stock as reported by the OTC Bulletin Board Market, for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

	HIGH	LOW
2003
1st Quarter	0.090	0.040
2nd Quarter	0.090	0.020
3rd Quarter	0.110	0.010
4th Quarter	0.130	0.050

2004
1st Quarter	0.280	0.100
2nd Quarter	0.360	0.130
3rd Quarter	0.200	0.080
4th Quarter	0.140	0.090

We have not declared any cash dividends on the common stock. We intend to retainfuture earnings, if any, for use in our business and do not anticipate paying regular cash dividends on the common stock.

Approximately 12,941,866shares of common stock issued to stockholders are available for resale under Rule 144, subject to notice, volume and manner of sale restrictions under that rule As of December 31, 2004, the Company had approximately 40,706,190 shares issued and outstanding of the common stock. As of December 31, 2004, we had approximately 80 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent for the Company is Corporate Stock Transfer, Inc. at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

RECENT SALE OF UNREGISTERED SECURITIES:

There were no sales made of unregistered common stock during the year ended December 31, 2004

OPTIONS AND WARRANTS:

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

In February of 2004 the company issued 2,000,000 stock purchase warrants at .05 cents per share to XCL Partners for $100,000.

On June 21, 2004 the company filed an SB-2 that allows the company to issue up to 8,000,000 shares of common stock, that are issuable upon exercise of common stock purchase warrants. In December 2004, in exchange for services, we issued stock purchase warrants to XCL Partners, Inc. to purchase 2,000,000 shares of common stock at an exercise price of $0.07 per share. In addition, we also issued a stock purchase warrant to Chesapeake Group, Inc. to purchase 1,000,000 shares of common stock at an exercise price of $.07 per share.

the issuance of 2 million warrants at an exercise price of 7 cents to XCL Partners and 1 million warrants an exercise price of 7 cents to Chesapeake Group. Both organizations are Investor Relations firms, and are to provide WorldTeq with business development and strategic consulting services, including formal presentations to potential business partners for merger and acquisition opportunities.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

RESULTS OF OPERATIONS

Total sales for the year ending 2004 decreased from 2003 by 80% to $820,933. This was largely due to the reorganization of the company that included the discontinuation of unprofitable business segments, such as the wholesale telecommunications business and the sale of a subsidiary during the year, Networld. The company concentrated its efforts during the first three quarters of the year on automating back office processes to allow us to greatly reduce monthly expenses. Additionally, we spent most of the year developing new products that should be much more profitable. We created new plans and refocused our sales efforts from residential long distance to business long distance. We began the early stages of developing MundoTeq, a Spanish Internet web portal and the development of our own proprietary VOIP network. As a result of the change of focus, our telecommunications revenue accounted for 70% of our total revenue for 2003. Our net loss for the year ending 2003 was $298,418 or $0.01 per share, compared to $536,797 for 2002, an improvement of 44% over the period ending December 31, 2002. Our total operating loss for the period ending December 31, 2003 was $368,880

Cost of sales for 2003 decreased from 2002 by 79%. This is due to the sale of Networld and the removal of the unprofitable wholesale telecommunications business.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth information regarding the executive officers and directors of the Company as of March 5, 2004.

Name	Age	Position	Since

Jeff Lieberman	36	President, Treasurer and Chairman of the Board of Directors	February 2003

Brian Rosinski	29	Secretary and Director	April 2003

Timothy Carnahan	36	Director, and Chairman Of the Compensation Committee	October 2003

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

KEY CONSULTANTS

The following lists the key consultants to WorldTeq as of March 5, 2004:

Name	Field

XCL Partners	Investment Banking Consultant

Chesapeake	Investor Relations Consultant

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

CODE OF ETHICS

On March 31, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commissionas an Exhibit to this Form 10-KSB.

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

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	Other ($)

Jeff Lieberman, CEO, President, Treasurer and Chairman of the Board	2002 2003	96,000 (5) 51,321		50,000 50,000	N/A N/A

Brian Rosinski, (1) Secretary and Director	2002 2003	27,000 30,113			N/A N/A

Tim Carnahan, (2) Director	2002 2003			N/A 0	N/A N/A

Donald Dea (3)	2002 2003	0 0		100,000 N/A	N/A

Lori Samuelson (4)	2002	48,000		50,000	N/A

(1) Mr. Rosinski has been a full time employee since 2001. He became a director and executive officer in April 2003.

(2) Mr. Carnahan has been a director since 2003. Mr. Carnahan did not receive any salary or bonus.

(3) Mr. Dea joined us as director in October 1999. He resigned in October 2003. Mr. Dea did not receive any salary or bonus.

(4) Mrs. Samuelson was a full time employee of the company since 1999. She resigned as assistant secretary in 2003 and as an employee.

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

The following table sets forth certain summary information concerning options granted to officers and directors in fiscal year 2003:

	Option/SAR Grants in Last Fiscal Year

	Individual Grants

		% of Total
	Number of Securities	Options/SARs
	Underlying	Granted to	Exercise or
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/Sh)	Date

Jeff Lieberman,
CEO, President, Treasurer and
Chairman of the Board	0	0

Brian Rosinski,
Secretary and Director	0	0

Tim Carnahan, (2)
Director	0	0

(d) AGGREGATE OPTION/SAR EXERCISES.
The following table summarizes information about options outstanding at December
31, 2003:

Range of Exercise prices	Number	Outstanding Remaining Contractual Life

$ .05	3,000,000	2006
$ .05	2,000,000	N/A
$ .27	850,000	2006
$ .10	1,000,000	N/A

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) LIST OF EXHIBITS

List of Exhibits

3.1	The articles of incorporation of Registrant (incorporated by reference to the Registrant's Registration Statement on Form 10-SB12G/A filed with the Commission on November 17, 1999, No. 000-27243).

3.2	Bylaws of Registrant (incorporated by reference to the Registrant's Registration Statement on Form 10-SB12G/A filed with the Commission on November 17, 1999, No. 000-27243). [

5.2	CONSULTANT AGREEMENT*

5.3	INVESTOR RELATIONS AGREEMENT*

10.1	WorldTeq 2003 Individual Stock Plan of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-8 filed with the Commission on October 29, 2003, No. 333-110047).

10.2	Warrant Agreement between the Registrant and James Price, Originally Executed on October 21, 2003 but re-executed on 4/13/04 due to loss of the original document.*

10.3	Warrant Agreement between the Registrant and Timothy Rieu, Originally Executed on October 21, 2003 but re-executed on 4/13/04 due to loss of the original document.*

10.4	Consulting Agreement with Aero Financial for investment banking consulting services, dated September 30, 2003.*

14	Code of Business Conduct*

23.1	Consent of Independent Auditor

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith

(b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 2003:

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. Total annual audit fees billed for professional services rendered by Malone and Bailey PLLC during the 2004and 2004fiscal years for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB, or services that are normally provided by Malone and Bailey PLLC in connection with statutory and regulatory filings or engagements for those fiscal years, totaled $15,000 and $19,000, respectively.

AUDIT-RELATED FEES. Total annual audit fees billed during the 2004 and 2003 fiscal years for assurance and related services by Malone and Bailey PLLC that are reasonably related to the performance of the audit or review of WorldTeq Group International, Inc.'s financial statements and not reported in the paragraph above under "Audit Fees" were $XX and $XX, respectively.

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
-----------------------------
Jeffrey Lieberman
Chief Executive Officer,
President, Treasurer and Chairman of the Board

/s/ Brian Rosinski
-----------------------------
Brian Rosinski
Secretary and Director

Dated: May 5, 2005

WORLDTEQ GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS

CURRENT ASSETS:
Restricted cash	-
Trade accounts receivable, net of allowance for doubtful accounts of $0	$35,914
Other Current Assets	$848

Total current	$36,762

EQUIPMENT, net	$7,185
CUSTOMER BASE	$38,542

Total assets	$82,489

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable to stockholder	$187,432
Convertible notes payable	$0
Accounts payable	$327,272
Accrued expenses	$4,800
Payroll Liabilities & Taxes	45,727

Total current liabilities	$567,031

LONG TERM LIABILITIES
Long Term note payable to stockholder	$0

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Series A convertible preferred stock, $.001 par;
$4,749,989 liquidation value 5,000,000 shares
authorized;1,055,553 shares issued and outstanding	911
Common stock, $.001 par; 100,000,000 shares authorized;
29,561,746 shares issued and outstanding	38,706
Additional paid-in capital	22,104,807
Accumulated deficit	(22,262,299)

Total stockholders' deficit	(117,875)

Total liabilities and stockholders' deficit	$449,156

See accompanying summary of accounting policies and notes to financial statements.

WORLDTEQ GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 and 2003

	2004	2003

Sales	$341,199	$820,933

Cost of sales	299,618	483,519
Selling, general and administrative	817,332	696,018
Bad debts	-	24,920
Depreciation	12,690	37,091

Total operating expenses	1,129,640	1,241,548

Loss from operations	(788,441)	(420,615)

OTHER INCOME (EXPENSE)

Forgiveness of debt	-	81,088
Interest expense	(5,350)	(12,107)
Other Expenses	(301,171)	-

NET INCOME (LOSS)	$(1,093,913)	$(351,634)

Basic & Diluted loss per share:	$(0.019)	$(0.015)

Weighted Average Shares Outstanding	35,106,190	23,612,937

See accompanying summary of accounting policies and notes to financial statements.

WORLDTEQ GROUP INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: WorldTeq Group International, Inc. was originally created to act as a holding for a multiple of wholly-owned subsidiaries and that financial statements of all subsidiaries would be consolidated into one. During 2004 WorldTeq Corporation was the only subsidiary reporting financial statements for said consolidation. Significant inter-company accounts and transactions have been eliminated.

Estimates and assumptions: Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.

Cash and cash equivalents include all highly liquid investments purchased with original maturities of three months or less. Restricted cash is a credit card merchant cash deposit to secure customer credit card long distance payments.  Revenue recognition. Revenue from long-distance services is recognized when services are rendered. Deferred revenue represents collected prepaid long-distance services.

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

Loss per Share. Basic loss per share equals net loss divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2004 or 2003.

New Accounting Principles. WorldTeq does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flow.

NOTE 2 - GOING CONCERN

The financial statements have been prepared assuming that WorldTeq will continue as a going concern. WorldTeq has a significant accumulated deficit and working capital deficiency at December 31, 2004 and is unable to meet its obligations as they come due; all of which raise substantial doubt about WorldTeq's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should WorldTeq be unable to continue as a going concern.

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

NOTE 3- NOTE PAYABLE TO STOCKHOLDER

In February 2003, WorldTeq signed a note with the majority stockholder. This note is secured by all asset of WorldTeq, bears interest at 8% andis due in monthly installments of $4,000, with the balance due February 2004. The note is convertible at the option of the holder at $.10 per share or the average of the closing bid price for the prior 20 day period. During 2003, the holder of the note converted $100,000 into 5,343,511 shares of common stock. On March 31, 2005, the Corporation’s debt to Bruce Bertman was settled in exchange for the new issuance of 1,696,969 shares of common stock of the Corporation.

NOTE 4 - NOTE PAYABLE

This note is past due and incurs interest at 15% and is convertible at the option of the holder at $.10 per share or the average of the closing price for the prior 20 day period. During 2003, the holder of the note converted $50,000 into 588,235 shares of common stock. On March 31, 2005, the Corporation’s debt to Howard Lieberman was settled in exchange for the new issuance of 581,818 shares of common stock of the Corporation.

NOTE 5 - INCOME TAXES

WorldTeq has had losses since inception and therefore has no income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $20,400,000 at December 31, 2004, and will expire in various years through 2023.

Deferred income taxes consist of the following at December 31, 2004:

Long-term:
Deferred tax assets $ 6,900,000
Valuation allowance (6,900,000)
                                  ------------
                                  $ -
                                  ============

NOTE 6 - PREFERRED STOCK

Series A Convertible Preferred Stock was issued in 1999 for net proceeds of 3,602,560. It is convertible into the Company's common stock at any time at the option of the holder on a one-for-one basis. This series is non-voting and pays no dividends. The liquidation value is $4.50 per share.

Note 7 - COMMON STOCK

In 2004, WorldTeq issued 3,000,000 shares of common stock for $210,000 related to the exercise of warrants issued during 2003.

In 2005, note holders converted $188,000 into 2,278,787 shares of common sotck (see notes 3 and 4).

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

WorldTeq uses the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. During the years ended December 31, 2004 and 2004, no compensation expense was recognized for the issuance of options and warrants to employees, because no option prices were below market prices at the date of grant

No options were issued to employees in 2003. On February 25th of 2004, 2,000,000 options were granted to Jeffrey Lieberman (Optionee) at 13 cents. 16.667% of the the Options began to vest six months after the vesting commencement date of 2/2/05, and 1/36 of the Shares subject to the Option shall vest each month thereafter,  ubject to the Optionee continuing to be a Service Provider on such dates. On February 25th of 2004, 350,000 options were granted to Brian Rosinski (Optionee) at 13 cents. 16.667% of the the Options began to vest six months after the vesting commencement date of 2/2/05, and 1/36 of the Shares subject to the Option shall vest each month thereafter, subject to the Optionee continuing to be a Service Provider on such dates.

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

		Weighted	Weighted
		Average	average
	Options	Share Price	Warrants	Share Price

Year ended December 31, 2002:

Outstanding, 2001	1,232,000.29		4,036,650	$66
Granted	-	-	-	-

Outstanding at December 31, 2002	1,232,000.29		4,036,650.66

Year ended December 31, 2003:

Granted	-	-	2,000,000.10
Excersiced	-	-	(2,000,000)	-

Outstanding at

December 31, 2003	1,232,000 $	.29	4,036,650	$.66

Options outstanding and exercisable as of December 31, 2003:
	Outstanding	Exercisable
	Number	Remaining	Number
Exercise Price	of Shares	life	of Shares

.29	87,000	2 years	87,000
.29	145,000	3 years	145,000
.29	600,000	4 years	600,000
.29	400,000	5 years	400,000

	1,232,000		1,232,000

Warrants out standing and exercisable as of December 31, 2003:

	Outstanding	Exercisable
	Number	Remaining	Number
Exercise Price	of Shares	life	of Shares

5.50	386,650	1 years	386,650
2.75	150,000	3 years	150,000
10	500,000	1 years	500,000
.03	3,000,000	3 years	3,000,000

	4,036,650		4,036,650

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - MAJOR CUSTOMERS AND VENDORS

One customer accounted for approximately 40% of Worldteq's revenues in 2004 and2003. Global Crossing accounted for approximately 100% of long-distance carrier purchases in 2004 and 2003.

NOTE 12 - SUBSEQUENT EVENTS

In January and February 2004 Worldteq received $100,000 from the exercise of 2,000,000 options issued in 2004.

In February 2004, Worldteq purchased long-distance customer base for $50,000 in cash.