Form 10KSB/A
period 2004-12-31
CHINA PRINTING, INC.
filed 2005-06-03
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 1

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

The Index of Exhibits filed with this Report begins on page 30 .

WorldTeq Group International Inc.'s revenues for its most recent fiscal year ended December 31, 2004 were $341,199.

On December 31, 2004, the aggregate market value of the voting stock of WorldTeq Group International, Inc. (consisting of common stock, $0.001 par value) held by non-affiliates of the Registrant (approximately 21,000,000 shares) was approximately $2,310,000 based on the closing price for such common stock ($0.11) on said date as reported by the OTC Bulletin Board.

As of December 31, 2004, there were 1,290,706 outstanding common shares of WorldTeq Group International, Inc. common stock.

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

Pursuant to and at the closing of the Agreement, the shareholders of Yinhai (the "Yinhai Shareholders") will exchange all of their shares of registered capital of Yinhai for 12,211,857 shares of common stock of the Registrant, or approximately 90% of the Registrant's then outstanding shares of common stock. Upon completion of the exchange, the registered capital of Yinhai will be transferred to the Registrant, and Yinhai will become a wholly-owned subsidiary of the Registrant. An executed copy of the  Initial Letter of Agreement is attached hereto as Exhibit 1.1.

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

As a legal matter, the exchange transaction will become effective when Articles of Exchange are filed with the Secretary of State of the State of Nevada pursuant to the Nevada Revised Statutes Section 92A-200. The name change has taken effect and the company is now registered as China Printing Inc. and trades under the symbol CHPI on the OTC BB. A preliminary 14C was filed on May 16, 2005.

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

ITEM 2. LEGAL PROCEEDINGS

During 2004 WorldTeq Group International, Inc. nor any of its subsidiaries were involved in any lawsuits or litigation.

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, through the solicitation of proxies or otherwise. The annual shareholder meeting has been postponed to a date in the near future.

ITEM 4. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Approximately 431,396 shares of common stock issued to stockholders are available for resale under Rule 144, subject to notice, volume and manner of sale restrictions under that rule As of December 31, 2004, the Company had approximately 1,290,706 shares issued and outstanding of the common stock. As of December 31, 2004, we had approximately 80 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent for the Company is Corporate Stock Transfer, Inc. at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

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

In February of 2004 the company issued 2,000,000 stock purchase warrants at .05 cents per share to XCL Partners for $100,000. Agreement for this can be found as Exhibit 5.1

On June 21, 2004 the company filed an SB-2 that allows the company to issue up to 8,000,000 shares of common stock, that are issuable upon exercise of common stock purchase warrants. In December 2004, in exchange for services and cash, we signed an agreement with XCL Partners and Chesapeake Group to issue 4,000,000 warrants for WorldTeq common stock under agreement as Exhibit 5.1 to XCL and 1 Million to Chesapeake at exhibit 5.2.

Both organizations are Investor Relations firms, and are to provide WorldTeq with business development and strategic consulting services, including formal presentations to potential business partners for merger and acquisition opportunities.

ITEM 5. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

LIQUIDITY AND CAPITAL RESOURCES

During 2004, WorldTeq has had a considerably negative year as far as its staple business goes. Due to the concentration on developing MundoTeq and searching for quality M&A candidates, WorldTeq witnessed its revenues cut to 50% and because of capital investment in the development of MundoTeq the company operated throughout the year at a loss. However, as the year ended , it appeared that the company had found a good match in its search for M&A candidates and discussions began in what has become the course we are on now of the merging of Yinhai and WorldTeq which could change its financial status for the better.

RESULTS OF OPERATIONS

Total sales for the year ending 2004 decreased from 2003 by approximately 58% to $341,199. This was largely due to the continuing decrease in long distance business based on competition. Additionally, the company chose to focus on new markets, such as with MundoTeq.com. If MundoTeq.com had fully launched it still would have taken a solid year of ramping to recover most of the sales losses we witnessed in the past 5 years. Just as in 2003, the sale of Networld had a significant impact on the reduction of total sales. Additionally, the 2nd half of the year saw most of the company’s assets focusing finding M&A candidates. As a result of these circumstances, our telecommunications revenue accounted for almost 100% of our total revenuefor 2004. Our net loss for the year ending 2004 was $1,836,773 or $1.65 per share, compared to $351,299 for 2003 or $0.45 per share.

Cost of sales for 2004 decrease from 2003 by 40%. This is due to the sale of Networld and the removal of the unprofitable wholesale telecommunications business.

Selling, General and Administrative expenses for the period ending December 31, 2004 increased by $1,142,660 or 164% compared to the same period ending 2003. The increase was due primarily to the fair value of warrants issued to consultants for services. Our bad debt expense for 2004 was $0 compared to $24,920 for 2003. This is due to the fact that while we had one large customer last year who defaulted, the improvements in our new billing system make sure non paying customers are no longer running long distance traffic through us.

Interest expense increased by 89% to $22,911 and depreciation expense totaled only $12,690 for the period ending December 31, 2004 compared to $37,091 for 2003
.

ITEM 6. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
WorldTeq Group International, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheet of WorldTeq Group International, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of WorldTeq's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldTeq Group International, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that WorldTeq will continue as a going concern. As discussed in Note 2 to the financial statements, WorldTeq’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

May 19, 2005

WORLDTEQ GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS

CURRENT ASSETS:
Trade accounts receivable, net of allowance for	$35,914
doubtful accounts of $0
Other current assets	848
Total current assets	36,762

Equipment, net of $83,630 accumulated depreciation	7,185
Customer base, net of $11,458 amortization	38,542

Total assets	$82,489

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible notes payable to stockholder	$187,432
Notes payable	3,000
Accounts payable	318,292
Accrued expenses	70,438

Total current liabilities	579,162

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT:
Series A convertible preferred stock, $.001 par;
$4,749,989 liquidation value 5,000,000 shares
authorized; 911,553 shares issued and outstanding	911
Common stock, $.001 par; 100,000,000 shares authorized;
1,290,206 shares issued and outstanding	1,290
Additional paid-in capital	22,564,785
Accumulated deficit	(23,005,159)
Shareholder receivable	(58,500)
Total stockholders' deficit	(496,673)
Total liabilities and stockholders' deficit	$82,489

See accompanying summary of accounting policies and notes to financial statements.

WORLDTEQ GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 and 2003

	2004	2003

Sales	$341,199	$820,933

Cost of sales	292,138	483,519
Selling, general and administrative	1,839,824	697,164
Depreciation	12,690	37,091
Amortization	11,458	-
Bad debts	-	24,920
Total operating expenses	2,156,110	1,189,813

Loss from operations	(1,814,911)	(421,761)

OTHER INCOME (EXPENSE)

Other Income	1,049	1,481
Forgiveness of debt	-	81,088
Interest expense	(22,911)	(12,107)

NET INCOME (LOSS)	$(1,836,773)	$(351,299)

Basic and Diluted loss per share:	$(1.65)	$(0.45)

Weighted average shares outstanding	1,115,605	787,098

See accompanying summary of accounting policies and notes to financial statements.

WORLDTEQ GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2004 and 2003

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

Balances,
December 31, 2002	1,055,553	$1,055	721,000	$721

Sale of Networld	-	-	-	-

Issuance of options to consultants	-	-	-	-

Shares issued for debt	-	-	197,725	198

Exercise of consultants options	-	-	66,667	67

Net loss	-	-	-	-

Balances,
December 31, 2003	1,055,553	1,055	985,392	965

Exercise of consultants warrants	-		300,000	300

Warrants to consultants	-	-	-	-

Conversion of preferred shares into common shares		(144,000)	144	4,815

Net loss	-	-	-	-

Balances,
December 31, 2004	911,553	$911	1,290,206	$1,290

See accompanying summary of accounting policies and notes to financial statements.

WORLDTEQ GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2004 and 2003

	Paid-In	Accumulated	Shareholder
	Capital	Deficit	Receivable	Total

Balances,
December 31, 2002	$20,109,925	$(20,817,087)	$-	$(705,386)

Sale of Networld	352,458	-	-	352,458

Issuance of options to consultants	53,000	-	-	53,000

Shares issued for debt	149,802	-	-	150,000

Exercise of consultants options	99,933	-	-	100,000

Net loss	-	(351,299)	-	(351,299)

Balances,
December 31, 2003	20,765,119	(21,168,386)	-	(401,227)

Exercise of consultants warrants	479,700	(58,500)	421,500

Warrants to consultants	1,319,827	-	-	1,319,827

Conversion of preferred shares into common shares		139	-	-

Net loss	-	(1,836,773)	-	(1,836,773)

Balances,
December 31, 2004	$22,564,785	$(23,005,159)	$(58,500)	$(496,673)

See accompanying summary of accounting policies and notes to financial statements.

WORLDTEQ GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,836,773)	$(351,299)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-cash stock and option compensation	1,319,827	53,000
Depreciation and amortization	24,148	37,091
Bad debt	-	24,920
Change in assets and liabilities:
Accounts payable	74,342	(49,856)
Accrued expenses	24,379	52,559
Deferred revenue	-	(51,616)
Trade accounts receivable	(3,685)	21,825
Other current assets	(848)	12,574

Net cash used in operating activities	(398,610)	(250,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(54,609)	-

Net cash used in investing activities	(54,609)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	421,500	100,000
Proceeds from notes payable	3,000	-
Proceeds from shareholder note payable, net	-	97,609
Capital contribution	-	-
Payments on notes payable		(3,088)

Net cash provided by financing activities	421,412	197,609

CHANGE IN CASH	(31,807)	(53,193)

CASH AND CASH EQUIVALENTS, beginning of year	31,807	85,000
CASH AND CASH EQUIVALENTS, end of year	$-	$31,807

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest	$-	$-

NON-CASH FINANCING ACTIVITIES:
Stock issued notes payable	$-	$150,000
Net liabilities assumed by Networld acquirer	-	352,458
Exchange of preferred stock to common stock	(144)	-

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

Stock Based Compensation. The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Worldteq granted options to purchase 2,350,000 shares of common stock to two employees during the three months ending March 31, 2004. All options begin vesting six months after the date issued, February 25, 2004, and vest 1/36 each month thereafter, have an exercise price of $.13 per share and expire 10 years from the date of grant.

The following table illustrates the effect on net loss and net loss per share if Worldteq had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the year ended
	December 31,
	2004	2003

Net loss available to common	$(1,836,773)	$(351,299)
stockholders, as reported

Less: stock based compensation
determined under fair value
based method	(281,771)	-
Pro forma net loss	$(2,118,544)	$(351,299)

Basic and diluted net loss per share
As reported	$(1.65)	$(0.45)
Pro forma	$(1.89)	$(0.45)

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

NOTE 3 - SALE OF NETWORLD

In May 2003, Worldteq sold its Networld of Ohio subsidiary to a company owned by the majority stockholder for $1 and the assumption of approximately $352,000 in net liabilities. The transaction was recorded as an increase in additional paid-in capital in 2003.

NOTE 4 - CUSTOMER BASE

In February 2004, Worldteq purchased long-distance customer base for $50,000 in cash. This amount is being amortized over four years.

NOTE 5 - NOTES PAYABLE

In February 2003, WorldTeq signed a note with the majority stockholder. This note is secured by all asset of WorldTeq, bears interest at 8% and is due in monthly installments of $4,000, with the balance due February 2004. The note is convertible at the option of the holder at $.10 per share or the average of the closing bid price for the prior 20 day period. During 2003, the holder of the note converted $100,000 into 178,117 shares of common stock. On March 31, 2005,this debt to was settled in exchange for the issuance of 56,566 shares of common stock.

A note to a shareholder was past due at December 31, 2004 and incured interest at 15% and was convertible at the option of the holder at $.10 per share or the average of the closing price for the prior 20-day period. During 2003, the holder of the note converted $50,000 into 19,608 shares of common stock. On March 31, 2005,this debt to was settled in exchange for the issuance of 19,394 shares of common stock.

NOTE 6 - INCOME TAXES

WorldTeq has had losses since inception and therefore has no income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $20,916,946 at December 31, 2004, and will expire in various years through 2024.

Deferred income taxes consist of the following at December 31, 2004:

Long-term:
      Deferred tax assets   $ 7,111,762
      Valuation allowance    (7,111,762)
                                        ------------
                                      $             -
                                      =========

NOTE 7 - PREFERRED STOCK

Series A Convertible Preferred Stock was issued in 1999 for net proceeds of $3,602,560. It is convertible into the Company's common stock at any time at the option of the holder on a one-for-one basis. This series is non-voting and pays no dividends. The liquidation value is $4.50 per share. During 2004, 144,000 shares were converted into 4,815 shares of common stock.

Note 8 - COMMON STOCK

In 2003, Worldteq issued 66,667 warrants valued at $53,000 to consultants for services. All of the warrants were exercised for a total of $100,000.

In 2003, note holders converted $150,000 of debt into 197,725 shares of common stock

In 2004, WorldTeq issued 300,000 warrants valued at $1,319,827 to consultants for services. All warrants were exercised for $480,000, of which $58,500 is still owed by a shareholder.

In 2005, note holders converted $188,000 of debt into 75,960 shares of common stock (see note 5).

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

WorldTeq uses the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. During the years ended December 31, 2003 and 2004, no compensation expense was recognized for the issuance of options and warrants to employees, because no option prices were below market prices at the date of grant.

No options were issued to employees in 2003. On February 25, 2004, Worldteq granted options to purchase 2,350,000 shares of common stock to two employees. All options begin vesting six months after the date issued, February 25, 2004, and vest 1/36 each month thereafter, have an exercise price of $.13 per share and expire 10 years from the date of grant.

During the year ended December 31, 2004, WorldTeq issued 9,000,000 warrants valued at $1,319,827 to consultants. The stock-based compensation must be recorded at fair value calculated using Black Scholes. Variables used in the Black-Scholes option-pricing model include (1) 5.15% risk-free interest rate, (2) expected life of five years, (3) 200% volatility and (4) zero expected dividends.

Summary information regarding options and warrants is as follows:

		Weighted		Weighted
		Average		average
	Options	Share Price	Warrants	Share Price

Year ended December 31, 2003:

Granted	-	-	2,000,000.10
Excercised	-	-	(2,000,000)	-

Outstanding at
December 31, 2003	1,232,000 $	.29	4,036,650	$.66

Year ended December 31, 2004:

Granted	2,350,000.13		9,000,000.05
Excercised	-	-	(9,000,000)	.05
Expired	-	-	(886,650)	2.45
Outstanding at
December 31, 2004	3,582,000	$.19	3,150,000	$.16

Options outstanding and exercisable as of December 31, 2004:

	Outstanding		Exercisable
	Number	Remaining	Number
Exercise Price	of Shares	life	of Shares

$.29	87,000	1 years	87,000
.29	145,000	2 years	145,000
.29	600,000	3 years	600,000
.29	400,000	4 years	400,000
.13	2,350,000	10 years	271,991

	3,582,000		1,503,991

Warrants outstanding and exercisable as of December 31, 2004:

	Outstanding		Exercisable
	Number	Remaining	Number
Exercise Price	of Shares	life	of Shares

$2.75	150,000	2 years	150,000

.03	3,000,000	2 years	3,000,000

	3,150,000		3,150,000

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

NOTE 11 - MAJOR CUSTOMERS AND VENDORS

One customer accounted for approximately 40% of Worldteq's revenues in 2004 and 2003. Global Crossing accounted for approximately 100% of long-distance carrier purchases in 2004 and 2003.

NOTE 12 - RESTATEMENT

The following summarizes the restatement of the balance sheet and income statement for the related errors due primarily to a miscalculation of the fair value of warrants issued to consultants for services and the effects of a 1:30 reverse stock split.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS	Previously	Increase
CURRENT ASSETS:	Stated	(Decrease)	Restated

Trade accounts receivable	35,914		35,914
Other current assets	848		848
Total current assets	36,762		36,762

EQUIPMENT, net	7,185		7,185
Customer base, net	38,542		38,542
Total assets	$82,849		$82,849

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable	$-	$3,000	$3,000
Note payable stockholder	187,432		187,432
Accounts payable	327,272	(8,980)	318,292
Accrued expenses	4,800	65,638	70,438
Payroll liabilities and taxes	45,727	(45,727)	-
Total current liabilities	567,031	12,131	579,162

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A convertible preferred	911		911
Common stock	38,706	(37,416)	1,290
Additional paid-in capital	22,104,807	459,978	22,564,785
Accumulated deficit	(22,262,299)	(742,860)	(23,005,159)
Total stockholders’ deficit	(117,875)	(378,798)	(496,673)
Total liabilities and stockholders’ deficit	$449,156	$(366,667)	$82,489

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004

	Previously	Increase
CURRENT ASSETS:	Stated	(Decrease)	Restated

Sales	$341,199	$-	$341,199

Cost of sales	299,618	(7,480)	292,138
Selling, general and administrative	817,332	1,022,492	1,839,824
Bad debts	-		-
Depreciation	12,690		12,690
Amortization	-	11,458	11,458
Operating expenses	1,129,640	1,026,470	2,156,110

Loss from operations	(788,441)	(1,026,470)	(1,814,911)

OTHER INCOME (EXPENSE)
Other	(301,171)	300,122	1,049
Interest expense	(5,350)	(17,561)	(22,911)

NET LOSS	$(1,093,913)	$(742,860)	$(1,836,773)

BASIC AND DILUTED LOSS PER COMMON SHARE:	$(0.019)		$(1.65)

Weighted Average Common Shares Outstanding	35,106,190		1,115,605

NOTE 13 - SUBSEQUENT EVENTS

On April 6, 2005 Worldteq initiated a 1:30 reverse stock split and changed its name to China Printing, Inc. All references to stock in these financial statements reflect the reverse split.

On March 31, 2005, note holders converted $188,000 of debt into 75,960 shares of common stock (see note 5).

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

CODE OF ETHICS

On March 31, 2003, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commissionas an Exhibit to its Form 10-KSB for 2003.

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

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	Other ($)

Jeff Lieberman, CEO, President, Treasurer and Chairman of the Board	2003 2004	51,321 72,000		50,000 50,000	N/A N/A

Brian Rosinski, (1) Secretary and Director	2002 2003	30,113 36,113			N/A N/A

Tim Carnahan, (2) Director	2002 2003			N/A 0	N/A N/A

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

In 2004, the company created the “The 2004 Employee Stock Option Plan,” which was used to then grant 2,000,000 options to Jeffrey Lieberman and 350,000 options to Brian Rosinski, with both being allowed to exercise, at whole or in part at 16.667% of the Shares subject to the Option shall vest six months after the Vesting Commencement Date, and 1/36 of the Shares subject to the Option shall vest each month thereafter, subject to the Optionee continuing to be a Service Provider on such dates.
The following table sets forth certain summary information concerning options granted to officers and directors in fiscal year 2004:

	Option/SAR Grants in Last Fiscal Year

	Individual Grants

		% of Total
	Number of Securities	Options/SARs
	Underlying	Granted to	Exercise or
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/Sh)	Date

Jeff Lieberman,
CEO, President, Treasurer and
Chairman of the Board	0	2,000,000

Brian Rosinski,
Secretary and Director	0	350,000

Tim Carnahan, (2)
Director	0	0

(d) AGGREGATE OPTION/SAR EXERCISES.
The following table summarizes information about options outstanding at December 31, 2003:

Range of Exercise prices	Number	Outstanding Remaining Contractual Life

$ .05	3,000,000	2006
$ .05	2,000,000	N/A
$ .27	850,000	2006
$ .10	1,000,000	N/A

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

TITLE OF CLASS	NAME AND ADDRESS	Number of	% OF

Common	Jeff Lieberman	171,000(1)	0.83
	5225 Pooks Hill Road, Apt A18S
	Bethesda, MD 20814

Common	Bruce Bertman	12,357,511	36.7%
	10101 Johns Drive
	Damascus, MD 20872

Common	All Executive officers and
	Directors and affiliates as a group	266,000(2)	34.57

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

Dated: June 3, 2005