Form 10QSB
period 2005-03-31
CHINA PRINTING, INC.
filed 2005-06-15
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-27243

WORLDTEQ GROUP INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Nevada	03-7392107
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

30 West Gude Drive, Rockville, Maryland	20850
(Address of principal executive offices)	(Zip/Postal Code)

(301) 728-8774
(Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 40,706,190 common stock shares, par value $0.001, as of June 3, 2005.

Note Regarding FORWARD-LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 2 of this Report, the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.

The forward-looking statements contained in this Report also may be impacted by future economic conditions. Any adverse effect on general economic conditions and consumer confidence may adversely affect the business of the Company.

WorldTeq Group International, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the "Risk Factors" section of the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC") on June 3, 2005 on Form 10KSB. In addition, readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

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

WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2005
(unaudited)

ASSETS
Current Assets:
Restricted Cash	$45,518
Accounts Receivable	14,093
Other Current Assets

Total current assets	59,611

Equipment, net	7,071

Customer base	35,417

Total assets	$102,099

LIABILITIES AND STOCKHOLDERS’ DEFECIT
Current Liabilities
Convertible note payable to stockholder	$192,146
Convertible note payable	3,000
Accounts Payable	253,248
Accrued expenses	60,242

Total current liabilities	508,636

Commitments and contingencies

Stockholders' Deficit
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized, 911,553 shares issued and outstanding	911
Common stock, $.001 par value, 100,000,000 shares authorized, 1,290,206 shares issued and outstanding	1,290
Paid in capital	22,635,788
Retained deficit	(23,044,526)

Total stockholders' deficit	(406,537)

Total liabilities and stockholders' deficit	$102,099

WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
March 31, 2005
(unaudited)

	Three Months Ended March 31

	2005	2004

Sales	$52,375	$117,540

Cost of Sales	11,332	82,691
Selling, general and administrative expenses	77,170	290,274
Depreciation	115	12,698
Amortization	3,125	11,458
Bad Debts	-	-

Income (loss) from operations	(39,367)	(279,581)

Interest Expense	0	2,888

Net income (loss)	$(39,367)	$(282,469)

Basic and diluted income (loss) per share:	$(0.09)	$(1.65)

Weighted Average Shares Outstanding	40,706,190	31,139,524

WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CASH FLOWS
March 31, 2005
(unaudited)

	Three Months Ended March 31, 2005

Cash Flows Used in Operating Activities	2005	2004

Net Income (Loss)	$(39,367)	$(282,469)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:

Depreciation and amortization	3,240	6,549

Stock option expense	-	220,000

Change in:
Accounts Receivable	-	19,283
Other Current Assets	(5,740)	-
Accounts Payable	27,687	6,922
Trade Accounts Receivable	554	20,925

Net Cash Used In Operating Activities	(69,000)	(47,356)

Cash Flows Used In Investing Activities
Purchases of customer base	-	(50,000)

Cash Flows Provided By Financing Activities
Proceeds from shareholder note payable	-	-
Exercise of stock options	100,000	100,000
Payments on note payable	(2,644)	(2,644)

Net cash from financing activities	-	97,356

Net Change in Cash	-	-
Cash - beginning of year	-	-

Cash - End of Quarter	-	-

WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS
March 31, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements and summarized notes included herein were prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with accounting principals generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in Worldteq's Report 10KSB filed June 3, 2005. These interim financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results.

NOTE 2 - COMMON STOCK

During the three months ended March 31, 2005, no shares, warrants, nor warrants were issued or exercised.

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

Results of Operations

Total sales for the first quarter 2005 was $52,375 as compared to $117,540 for the quarter ended March 31, 2005, a 55% decrease. This was largely due to the continuing decrease in long distance business based on competition. Additionally, the company chose to focus on new markets, such as with MundoTeq.com. If MundoTeq.com had fully launched it still would have taken a solid year of ramping to recover most of the sales losses we witnessed in the past 5 years. Just as in 2003, the sale of Networld had a significant impact on the reduction of total sales. Additionally, the 2nd half of the year saw most of the company’s assets focused on finding M&A candidates. As a result of these circumstances, our telecommunications revenue accounted for almost 100% of our total revenue for the quarter ending March 31st, 2005.

Our net loss for the quarter ending March 31, 2005 was $39,367 or $.01 per share, as compared to $282,469 for the same period in 2005, a decrease of 85% over the period ending March 31, 2005. Our decrease in net loss was primarily associated with the expensing of options issued to consultants totaling $220,000 in 2004.

Selling, general and administrative expenses for the first quarter of fiscal 2005 were $77,170 (excluding the non-cash stock compensation expense) as compared to $290,274 for the same quarter in fiscal 2004.

The decrease in general and administrative costs was primarily attributable to a reduction of workforce and outsourcing of many of the sales functions. Additionally, because of our reorganization efforts in WorldTeq Corporation and the automation of our back office we were able to greatly decrease our monthly expenses.

Our bad debt expense for first quarter 2004 totaled $0.

Liquidity and Capital Resources

Net cash used in operating activities for the period ended March 31, 2005 and 2004 was $69,000 and $47,356 respectively. Net cash used in operating activities for the period ended March 31, 2004 was primarily the result of a net loss and a decrease in accounts payable offset by recognition of deferred offering costs. Net cash used in operating activities for the period ended March 31, 2005 was primarily the result of a net loss offset by an increase in accounts payable.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with any party.

Critical Accounting Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1 "Summary of Significant Accounting Policies" in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

None in First Quarter of 2005

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

None in First Quarter of 2005

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports

(a) LIST OF EXHIBITS

List of Exhibits

31.1	Certifications of CEO pursuant to Section 302
31.2	Certifications of CFO pursuant to Section 302 (Included in exhibit 31.1)
32.1	Section 1350 Certifications of CEO
32.2	Section 1350 Certifications of CEO (Included in exhibit 32.1)

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 2005
None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WorldTeq Group International, Inc.

By:	/s/ Jeff Lieberman
Jeff Lieberman Chief Executive Officer, President, Treasurer, and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 15, 2005	By:	/s/ Jeff Lieberman
Jeff Lieberman Chief Executive Officer, President, Treasurer, and Chairman of the Board