Form 10QSB
period 2005-06-30
CHINA PRINTING, INC.
filed 2005-08-23
CIK 1091566

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005
                                       OR


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
{X} YES {_} NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 51,432,190 common stock shares, par value $0.001, as of August 5, 2005.


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

           ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (unaudited)
                                   -----------

Assets

Current Assets:
    Restricted Cash                                $            0
    Accounts Receivable                                    80,085
    Other Current Assets                                   73,694

                                                    --------------
      Total current assets                                153,779
                                                    --------------


Equipment, net                                              7,730

Customer base                                              32,292

                                                    --------------
Total assets                                       $      193,801
                                                    ==============

Current Liabilities
    Convertible note payable to stockholder        $            0
    Convertible note payable                                    0
    Accounts Payable                                       280034
    Accrued expenses                                       71,845
                                                    --------------
      Total current liabilities                           351,879
                                                    --------------

Commitments and contingencies

Stockholders' Deficit
    Convertible preferred stock, $.001 par value,
      5,000,000 shares authorized, 911,553 shares
      issued and outstanding                                  911
    Common stock, $.001 par value, 100,000,000
      shares authorized, 32,706,190 shares issued
      and outstanding                                       3,569
    Paid in capital                                    22,608,000
    Retained deficit                                  (22,770,559)
                                                    --------------
    Total stockholders' deficit                          (158,079)

                                                    --------------
Total liabilities and stockholders' deficit        $      193,801
                                                    ==============

                             WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    -------------------------------------
                                                 (unaudited)
                                                 -----------

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                            June 30,
                                               ----------------------------------  ----------------------------------
                                                     2005              2004              2005              2004
                                               ----------------  ----------------  ----------------  ----------------
Sales                                          $        95,228   $       106,398   $       147,603   $       223,938

Cost of Sales                                           25,963            78,689   $        37,295   $       161,381
                                               ----------------  ----------------  ----------------  ----------------
  Gross profit                                          69,265            27,709           110,307            62,557

Selling, general and administrative expenses            63,951           188,681           144,361           503,110
                                               ----------------  ----------------  ----------------  ----------------

  Income (loss) from operations                          5,314          (160,973)          (34,054)         (440,553)

Interest Expense                                         5,800             2,850             5,800             5,738
                                               ----------------  ----------------  ----------------  ----------------

Net income (loss)                              $          (486)  $      (163,823)          (39,954)         (446,291)
                                               ================  ================  ================  ================
Basic and diluted income (loss) per share:     $         (0.00)  $         (0.00)  $         (0.01)  $         (0.01)
                                               ================  ================  ================  ================

Weighted Average Shares Outstanding                 32,539,523        32,539,523        31,408,042        31,408,042
                                               ================  ================  ================  ================

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS CASH FLOWS
                       ----------------------------------
                                   (unaudited)
                                   -----------

                                                       Six Months Ended
                                                           June 30,
                                                ----------------------------
Cash Flows Used in Operating Activities             2005           2004
                                                ----------------------------
Net Income (Loss)                               $    (39,954)  $   (446,291)
Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Depreciation and amortization                      5,705         15,189
    Stock For Services                                     0        180,000
    Stock option expense                                   0        220,000
    Change in:
      Accounts Receivable                            (33,973)       (40,635)
      Other Current Assets                           (88,173)        (4,573)
      Accounts Payable                                35,163        (27,081)
      Accrued Expenses                                     -              -
      Deferred Revenue                                     -              -

                                                -------------  -------------
Net Cash Used In Operating Activities               (121,232)      (103,391)
                                                -------------  -------------

Cash Flows Used In Investing Activities
    Purchases of customer base                            (0)       (54,609)
                                                -------------  -------------

Cash Flows Provided By Financing Activities
    Proceeds from shareholder note payable                 -              -
    Exercise of stock options                        100,000        100,000
    Payments on note payable                          (2,644)        (2,000)
    Stock Issued For Cash                                            60,000
                                                -------------  -------------
Net cash from financing activities                    97,356        158,000
                                                -------------  -------------

Net Change in Cash                                   (23,876)             -
Cash - beginning of year                                   0         31,807
                                                -------------  -------------

Cash - End of Quarter                           $    (23,876)  $     31,807
                                                =============  =============

               WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                 June 30, 2005
                                   (Unaudited)

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

                                              Six Months Ended
                                                  June 30,
                                        ----------------------------
                                            2005           2004
                                        -------------  -------------
Net loss available to common            $    (39,954)  $   (446,291)

Less:   stock based compensation
        determined under fair value
        based method                               -              -
                                        -------------  -------------

  Pro forma net loss                    $    (39,954)  $   (446,291)
                                        =============  =============

  Basic and diluted net loss per share
      As reported                       $      (0.01)  $      (0.01)
                                        =============  =============
      Pro forma                         $      (0.01)  $      (0.01)
                                        =============  =============


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

Through our subsidiary WorldTeq Corporation we provide agents, associations, and businesses with opportunities to generate revenues by supplying those associations, individuals, and businesses with Internet technology and communications solutions and services. Our products and services enable the agents and affinity groups to offer their members, customers and others a variety of revenue producing solutions and services without making large investments in technology, infrastructure or staff. The principal products and services which we offer are:

          -    Long  Distance  Service
          -    Toll  Free  Products

          -    Billing  Services

RECENT DEVELOPMENTS

During the second quarter of 2005, WorldTe concentrated all its efforts on closing The proposed merger with Yin Hai Harbin of China. Unfortunately, as of the writing of this 10Q, Harbin had decided to discontinue the merger based on our inability to get re-listed with the OTC-BB. Since then the company has been re-listed and we are actively looking for another merger candidate at this time.


FINANCIAL CONDITION

We have limited financial resources and currently do such a small amount of business that the company cannot pay its staff on a regular basis. The company is aggressively looking for a merger candidate.


RESULTS OF OPERATIONS

Total sales for the second quarter 2005 was $95,228 as compared to $106,398 for the quarter ended June 30, 2004, an approximately 10% decrease.

The continuing decrease in revenues is primarily due to the loss of long distance customers as they leave to sign on with the competitions unlimited plans.

Our net loss for the quarter ending June 30, 2005 was $587 or less then $.01 per share, as compared to $163,823 for the same period in 2004

Selling, general and administrative expenses for the second quarter of fiscal 2005 were $63,951 as compared to $188,681 for the same quarter in fiscal 2004.

Cost of sales for the second quarter of fiscal 2005 was $25,963 as compared to $37,295 for the same quarter in fiscal 2004. This decrease of 20% was primarily attributable to efficiencies in our sales organization, but also slightly lower sales.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the period ended June 30th, 2005 and 2004 was $0.00 and $31,807 respectively, this in part due to the committed expenses for the marketing of MundoTeq

The Company, at June 30th, 2005 and Year End of 2004, respectively, had total assets of approximately $153,779 and $164,479.

Off-Balance Sheet Arrangements
------------------------------

The  Company  does  not  have any off-balance sheet arrangements with any party.

Critical Accounting Estimates
-----------------------------

There have been no material changes in our critical accounting policies or critical accounting estimates since 2000 nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1

"Summary of Significant Accounting Policies" in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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