Form 10QSB
period 2005-09-30
CYIOS CORP
filed 2005-11-22
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-27243

CYIOS CORPORATION, INC.
(Exact name of Registrant as specified in its charter)

Nevada	03-7392107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1300 PENNSYLVANIA AVE, SUITE 700 WASHINGTON DC	20004
(Address of principal executive offices)	(Zip/Postal Code)

(202) 204-3006
(Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  YES      ☐ NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 21,567,910 common stock shares, par value $0.001, as of November 1, 2005.

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

CYIOS Corporation. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the "Risk Factors" section of the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC") on April 20, 2004 on Form 10KSB. In addition, readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

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

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

CYIOS CORPORATION. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2005
(unaudited)

Assets
	(unaudited)	(audited)
	September 30, 2005	December 31,2004
Current Assets:
Cash	$825	0
Restricted Cash	0	0
Accounts Receivable	185,794	35,914
Other Current Assets	75,094	848

Total current assets	261,713	36,762

Equipment, net	98,623	7,185

Customer base	50,000	38,452
Accumulated Ammortization	(20,833)	-
Net Fixed Assets	29,167	38,452

Total assets	$389,503	82,399

Current Liabilities
Note payable to stockholder	$82,660	187,432
Note payable	177,374	3,000
Accounts Payable	472,942	318,292
Accrued expenses	0	70,438
Total current liabilities	732,972	579,162

Commitments and contingencies
Stockholders' Deficit
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized, 911,553 shares issued and outstanding	911	911
Common stock, $.001 par value, 100,000,000 shares authorized, 21,567,190 shares issued and outstanding	2,158	3,569
Paid in capital	22,604,046	22,564,785
Retained deficit	(22,952,999)	(23,005,159)
Shareholder Receivable	-	(58,500)
Total stockholders' deficit	(343,473)	(494,394)
Total liabilities and stockholders' deficit	$389,503	84,768

CYIOS CORPORATION. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales	$611,796 $	110,748 $	$1,565,827	$334,686

Cost of Sales	108,397	45,232	$145,693	$206,614
Gross profit	503,398	65,516	1,420,134	128,072

Selling, general and administrative expenses	611,827	393,365	1,791,050	901,962

Income (loss) from operations	(108,429)	(327,849)	(370,916)	(773,890)

Interest Expense	-	1,250	5,800	14,139

Net income (loss)	$(108,429)	$(329,099)	(376,716)	(780,029)

Basic and diluted income (loss) per share:	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding	21,567,910	34,372,413	21,567,910	32,634,190

CYIOS CORPORATION. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CASH FLOWS
(unaudited)

	9 Months Ended September 30,
Cash Flows Used in Operating Activities	2005	2004

Net Income (Loss)	$(376,716)	(780,029)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,666	19,098
Stock For Services	0	382,000
Stock option expense	0	220,000
Change in:
Accounts Receivable	(39,217)	(30,252)
Other Current Assets	(41,697)	(15,272)
Accounts Payable	152,863	(235)
Accrued Expenses	-	11,888
Deferred Revenue	-	-

Net Cash Used In Operating Activities	(296,101)	(192,802)

Cash Flows Used In Investing Activities
Purchases	85,269	(54,609)

Cash Flows Provided By Financing Activities Proceeds from shareholder note payable	-	-
Exercise of stock options	-	-
Payments on note payable	(169,558)	(3,088)
Stock Issued For Cash	283,540	260,000
Net cash from financing activities	113,982	256,912

Net Change in Cash	96,850	9,501
Cash - beginning of year	1,029	31,807

Cash - End of Quarter	95,821	41,308

CYIOS CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

China Print, Inc. formerly known as WorldTeq Group International, Inc. merged on September 19, 2005 with CYIOS Corporation of Washington DC. During the merger the company’s former CEO notified the public of his resignation and the assignment of a new CEO,CFO,and president, Mr. Timothy Carnahan. The consolidated financial statements include of CYIOS Corporation, formerly China Print, Inc. includes its subsidiary by the same name CYIOS Corporation, in addition to CKO, Inc. and WorldTeq Corporation. The Company, through its subsidiary CYIOS Corporation does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army. The company contracts its services for single and multiple year awards to different US Army and US Government agencies. CKO Incorporated owns a custom designed online office management tool called XO Office (www.xooffice.com). The company is launching this product in November of 2005 to the general public and commercial businesses. WorldTeq Corporation in the last three years has engaged primarily in the long distance service business.

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

REVENUE RECOGNITION

The Company recognizes revenue from government contracts, xo office sales, and long distance business. Long distance will only be with the company through end of November 2005.

NET LOSS PER SHARE OF COMMON STOCK

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

BASIS OF PRESENTATION

The interim financial statements and summarized notes included herein were prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with accounting principals generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in Worldteq's Report 10KSB-A filed June 3, 2005. These interim financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results.

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

OVERVIEW

CYIOS Corporation operates three subsidiaries, the first two CYIOS Corporation and CKO Incorporated are the two vehicles the company will be operating its business in, going forward after its merger on September 19, 2005. WorldTeq Corporation has been ordered to dismantle it long distance program and what is to be done with that subsidiary will be decided at a later date.

Through our subsidiary CYIOS we provide leading systems integrations and knowledge management solutions to the United States Army, Dept of Defense, and other prospective U.S. Government agencies. As a leading defense contractor we offer service and products that reduce the time frame for achieving mission-critical goals by delivering the right information, in the right context, when employees need it. Our Subsidiary CKO Incorporated owns and has developed XO Office.com, an online office management tool that has been model after AKO (Army Knowledge Online) which CYIOS Corporatin original developed.

RECENT DEVELOPMENTS

During the third quarter of 2006, The previously known China Print, Inc. merged with CYIOS Corporation and officially changed its name. The company now trades on the OTC-BB under CYIO.

FINANCIAL CONDITION

We currently have limited financial resources but the company is able to suppout its 25+ member staff in addition to its investment in operations and product, like the development of XO Office

RESULTS OF OPERATIONS

Total sales for the second quarter 2005 was $611,796 as compared to $110,748 for the quarter ended September 30, 2004, an approximately 500% decrease. This due to the merger that took place during the third quarter.

Our net loss for the quarter ending September 30, 2005 was $108,439 or less then $.01 per share, as compared to $327,849 for the same period in 2004. The reduction in loss is due to the lower expenses of WorldTeq Corporation in Q3 of 2005 then in 2004. The quarter in 2005 would have most likely shown a gain it wasn’t for the losses from WorldTeq Corporation whose operations will soon be discontinued.

Selling, general and administrative expenses for the third quarter of fiscal 2005 were $611,827 as compared to $393,365 for the same quarter in fiscal 2004.

Cost of sales for the third quarter of fiscal 2005 was $108,397 as compared to $45,232 for the same quarter in fiscal 2004. This increase of 250% was primarily attributable to additional COGS in CYIOS Corporation’s business

(296,101) (192,802)

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the period ended September 30th, 2005 and 2004 was ($296,101) and ($192,802) respectively. These loses were once again mainly attributable to the operations of WorldTeq CorporatioN.

The Company, at September 30th, 2005 and Year End of 2004, respectively, had total assets of approximately $389,503 and $82,399. The increase in assets is largely attributable to the merger and the addition of CYIOS Corporation’s subsidiaries assets.

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

Will be reported on upcoming Schedule D and 2005 10K filing

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

(b) REPORTS ON FORM 8-K

The Form 8-K were filed by the Company during the fiscal
quarter ended September 30, 2005 are listed as Exhibit 40.1 and 40.2

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYIOS Corporation.

/s/ Timothy Carnahan

Timothy Carnahan
Chief Executive Officer,
President,
Treasurer, and
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy Carnahan
Timothy Carnahan
Chief Executive Officer,
President,
Treasurer, and
Chairman of the Board

Dated: November 15, 2005