Form 10KSB
period 2005-12-31
CYIOS CORP
filed 2006-04-12
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000- 27243

CYIOS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	03-7392107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Pennsylvania Ave, Suite 700 Washington DC 20007
(Address of principal executive offices) (Zip Code)

(202) 204-3006
 (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $0.001 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company YES ☐ NO ☒

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES ☐ NO ☒

CYIOS Corporation’s Revenue for the most recent fiscal year ended December 31, 2005 was $2,298,802.

On December 31, 2005, the aggregate market value of the voting stock of CYIOS Corporation (consisting of common stock, $0.001 par value) held by non-affiliates of the Registrant (approximately 3,500,000 shares) was approximately $980,000 based on the closing price for such common stock ($0.28) on said date as reported by the OTC Bulletin Board.

As of December 31, 2005, there were 21,567,910 outstanding common shares of CYIOS Corporation common stock.

CYIOS CORPORATION
FORM 10-KSB

FORWARD LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "assumes," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in ITEM 6 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.

The forward-looking statements contained in this Report also may be impacted by future economic conditions. Any adverse effect on general economic conditions and consumer confidence may adversely affect the business of the Company.

CYIOS Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the "Risk Factors" section and elsewhere in this report. In addition, readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

ITEM 1.	DESCRIPTION OF BUSINESS

CORPORATE HISTORY

Corporate History prior to Jan 1, 2005 can be found in the company’s previous 10KSB amended filing on June 3, 2005 with the Securities and Exchange Commission.

The company had filed a 14C and has obtained written consent from the majority of the stockholders as of April 7, 2005, approving (i) a reverse split of the Company’s common stock at a ratio of 1:30 (the "Reverse Split"), and (ii) an amendment to the Company's Articles of Incorporation changing the name of the Company to "China Print Inc." The Board of Directors of the Company unanimously approved the Name Change on March 31, 2005 and the Reverse Split on April 1, 2005.

In June of 2005, management of WorldTeq Group International, then called China Print, Inc. was informed by council that Harbin Yinhai decided not to complete the merger transaction because the company was then on listed on the pink sheets and not the OTC-BB as the original agreement had called for. Management decided to keep the name China Print, Inc. while searching for a new merger acquisition candidate.

On September 19, 2005, China Print, Inc. (“CHPR”) entered into an agreement with CYIOS Corporation, a District of Columbia corporation (“CYIOS DC”) and Timothy Carnahan, whereby CHPR would acquire 100% of the issued and outstanding capital stock of CYIOS in exchange for 19,135,000 common shares of stock in CHPR.

On September 27, 2005 the Corporation’s board of directors approved a resolution calling on the stockholders of the Corporation to authorize the board of directors to change the Corporation’s name to CYIOS Corporation. On September 27, 2005, the holders of a majority of the outstanding shares of the Corporation’s common stock entitled to vote thereon executed a written consent in accordance with Nevada law to adopt the amendment to the Corporation’s articles of incorporation.

BUSINESS OVERVIEW

CYIOS Corporation, a Nevada corporation (“CYIOS”) is a holding company made up of two operating subsidiaries: CYIOS Corporation and CKO Corporation. CYIOS DC, which bares the same name as the parent company, is an Information Technology (IT) Systems Integrator currently supporting the Department of Defense (DoD) community. CKO is the product arm of CYIOS that offers XO Office, an online office management tool for project and knowledge management (KM), collaboration, scheduling and reporting. Currently CYIOS, the holding company, still owns WorldTeq Corporation which was inherited by current management during the acquisition by China Print, Inc. Management has decided to close WorldTeq Corporation sometime by the end 2006. WTC is a dormant entity which has ceased operating in October of 2005.

Additional information on CYIOS DC, the subsidiary:

CYIOS DC is recognized as a premier IT solutions provider for DoD. Established in 1994 CYIOS has worked closely with the United States military as a small business contractor providing innovative and comprehensive solutions for the Army’s General Officers and other high-level agencies. CYIOS DC wins its business through bidding against other companies for federal and state government contracts. These bids may be done independently or through teaming arrangements with other contractors.

Timothy Carnahan, president and CEO of CYIOS DC has over 13 years of executive and technical experience with the highest levels of the U.S. government. When supporting the General Officer Management Office, Mr. Carnahan designed and implemented the first knowledge management system for the Army, America’s Army Online, which became the core for Army Knowledge Online (AKO), the portal that supports over 1 million soldiers and civilians worldwide. AKO has become the KM paradigm for the Department of Defense (“DoD”) as it has been an acclaimed success in its worldwide support of the Army. DoD will increase its KM spending from $387 million in FY 2005 to $524 million in FY 2010, representing a growing market for CYIOS, where KM is the company’s core competency in both product and service support.

With KM as a major focal point for CYIOS DC, the term and market need further explanation. KM is the name of a concept in which an enterprise consciously and comprehensively gathers, organizes, shares, and analyzes its information in terms of resources, documents, and people skills. In early 1998, it was believed that few enterprises actually had a comprehensive knowledge management practice (by any name) in operation. Advances in technology and the way we access and share information has changed that; it has been proven that successful organizations have some kind of knowledge management framework in place. Knowledge Management involves data mining and some method or operation to share information among users.

CYIOS DC uses its expertise in KM, performance-based contracting, enterprise management, and web-based application development to bid on U.S. Government contracts. Historically the company has focused on supporting the U.S. Army, but under its new growth strategy it is beginning to look at bids from other DoD agencies as well as all U.S. Government agencies. The first and most important part of the company’s growth strategy is its recent bid with the Department of Homeland Security (DHS).

Additional information on CKO Incorporated:

CKO Corporation launched its XO Office product the third week of November 2005. XO Office is a robust and user-friendly knowledge management solution created by the same experts who created the original AKO product. The solution has been created for both the government and commercial market. The company operates the site www.xooffice.com where customers can sign up for a free 30-day trial.

XO Office is a secure, web-based virtual office that uses an array of tools to give any organization the ability to manage and retain knowledge, collaborate data and ideas, and securely store and share information, all for the purpose of making an organization more efficient and therefore more successful. Using the features of XO Office users can manage their entire organization online. Employees access the organization via a virtual XO Office from any computer with an Internet connection and web browser. The result: connected, organized and effective business practices.

The tools of our full online office suite include Email, Document and File management, Calendar, Tasks, Meetings, Contacts, Project Management, Reporting, and Timesheet Management. The power of managing knowledge and collaboration is unleashed when all of these individual components are shared and used within an entire organization, a division, or a project team. XO Office removes the dependency of working from an organization's office, which frees employees to access their email, documents, projects, contacts, and reports from any geographic location at any time. Operational costs are also reduced as XO Office helps small businesses eliminate the burdensome expenses of owning and maintaining servers, associated software, and an internal or outsourced IT staff.

RECENT DEVELOPMENTS

On September 18, 2005, China Print, Inc. acquired CYIOS Corporation and officially changed its name. The company now trades on the OTC-BB under CYIO.

On December 8, 2004 CYIOS DC, the subsidiary, was the recipient of an $84 million multi-award contract by the Headquarters Department of the Army (HQDA) Information Management Support Center (IMCEN). This 5-year contract offers CYIOS the potential to receive individual work orders up to the $84 million award, through 2010. As of September 2005 CYIOS DC has so far been contracted for $475,000 of work.

In December of 2005, CKO Incorporated launched its new product, executive Online Office (www.xooffice.com), to help organizations manage people, processes and information. XO Office securely brings an organization together using e-mail, projects, teams, meetings, tasks, files and notes, all organized in an integrated online office saving customers thousands of dollars on hardware, software, maintenance and support costs. XO Office has a wealth of competitive advantages including a proprietary e-mail integration utility to capture messages within projects for compliance and knowledge retention. XO Office will be aggressively marketed to other sectors of the government as well as private industry.

On October 10 of 2005 CYIOS DC, the subsidiary, was awarded a $1,100,000 Department of Defense/US Army contract for knowledge management generating immediate revenues.

On November 14, 2005 The Company filed a bid in full to the Department of Homeland Security (“DHS”). The $42 billion/7-year contract proposal by the Department of Homeland Security has $18 billion set aside for small business contracts. DHS will award contracts in July of 2006. The first award cycle gives an organization permission to do business with DHS. Companies selected to do business under this proposal then subsequently bid on specific task orders.

2005 EMPLOYEES

As of December 31, 2005 there 22 full time employees in CYIOS Corporation and its subsidiaries in the following capacities

-5 full time employees in Executive Management and administration staff; and

-1 full time in product development and technical operations; and

-16 full time employees on service contracts on either prime or subcontracted contracts with the United States Government. These employees include but are not limited to:

Quality Assurance Specialist	Senior Software Developer
Project Manager	Database Administrator
Principal Engineer	Internet Developer
Senior Systems Engineer	Software Developer
LAN/WAN Engineer	Application Testing Engineer III
Computer Analyst	Application Testing Engineer II
Systems Administrator	Application Testing Engineer I
Business Analyst III	Technical Writer / Editor
Business Analyst II	Document Publisher
Business Analyst I

There are no collective bargaining agreements in effect. We believe the relationships with our employees are good.

ITEM 2.	Description of Property

Real Estate: CYIOS Corporation does not nave any ownership on physical property. Headquarters is located at leased space at The Ronald Reagan Building, 1300 Pennsylvania Ave, Suite 700 Washington DC 20007.

INTELLECTUAL PROPERTY

The Company’s subsidiary CKO Incorporate is the sole owner of 100% of the intellectual property rights of its online software, XO Office. XO Office is copyright protected and the company is currently considering the feasibility of patenting certain currently confidential processes used within XO Office.

ITEM 3.	LEGAL PROCEEDINGS

During 2005 CYIOS Corporation nor any of its subsidiaries were involved in any lawsuits or litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, through the solicitation of proxies or otherwise. The annual shareholder meeting has been postponed to a date in the near future.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company trades on the Over the Counter Bulletin Board market

The closing price of our common stock on the OTC was $0.11 as of December 31, 2004. Starting in April of 2005 the company has changed its name as part of the merger conditions to China Print Inc. and began trading under the symbol “CHPR”

In June of 2005, management of WorldTeq Group International, now called China Print, Inc. was informed by council that Harbin Yinhai decided not to complete the merger transaction because the company was currently on listed on the pink sheets and not the OTC-BB as the original agreement had called for. Management decided to keep the name China Print, Inc. while searching for a new merger acquisition candidate which was concluded on September 17, 2005.

On September 19, 2005, China Print, Inc. (“CHPR”) entered into an agreement with CYIOS Corporation, a District of Columbia corporation (“CYIOS”) and Timothy Carnahan, whereby CHPR would acquire 100% of the issued and outstanding capital stock of CYIOS in exchange for 19,135,000 common shares of stock in CHPR.

The following table sets forth, on a per share basis, the high and low sale prices for our common stock as reported by the OTC Bulletin Board Market, for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

*The following chart has been adjusted for a 30 to 1 reverse split in May 2005

	HIGH	LOW
2004
1st Quarter	0.280	0.100
2nd Quarter	0.360	0.130
3rd Quarter	0.200	0.080
4th Quarter	0.140	0.090

2005
1st Quarter	3.830	2.50
2nd Quarter	3.330	0.31
3rd Quarter	1.450	0.20
4th Quarter	0.950	0.090

We have not declared any cash dividends on the common stock. We intend to retain future earnings, if any, for use in our business and do not anticipate paying regular cash dividends on the common stock.

Approximately 3,500,000 shares of common stock issued to stockholders are available for resale under Rule 144, subject to notice, volume and manner of sale restrictions under that rule As of December 31, 2005, the Company had approximately 21,567,910 shares issued and outstanding of the common stock. As of December 31, 2005, we had approximately 120 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent for the Company is Corporate Stock Transfer, Inc. at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

RECENT SALE OF UNREGISTERED SECURITIES:
There were 300,000 sales made of restricted and unregistered common stock during the year ended December 31, 2005

OPTIONS AND WARRANTS: There were no options or warrants issued during the year ended December 31, 2005. There are currently no options or warrants of the Company issued and outstanding.

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

MANAGEMENTS DISCUSSION AND ANALYSIS

Total sales for the year ending December 31, 2005 increased from the equivalent period in 2004 by approximately 600% to $2,298,802. This was largely due to the acquisition of CYIOS Corporation and its revenues. Our net loss for the year ending December 31, 2005 was $271,573 or $0.01 per share, compared to $1,836,773 for the equivalent period in 2004 or $1.65 per share. The loss in 2005 was primarily due to the company’s investment in the development of the company’s product XO Office and costs incurred from the acquisition. During 2005 management made the decision to expand its operations by attempting to increase its business with the DoD and the rest of the Federal Government. In order to achieve this goal the company must actively bid on request for proposals by the different departments and their agencies. The company has and continues to invest all of its earnings into additional personnel to help achieve this goal. The current financial result of this is a net operating loss which should be re-couped in future revenues and profits driven by awards. While this type of investment can be fruitful, the company must exude patience, because the cycle of an award of a government contract can be as long as 12 to 18 months. The company currently has a 6 to 9 month back log of bids.

Cost of sales for the year ended December 31, 2005 decreased from the equivalent period in 2004 by approximately 50%. This decrease is due in part to the WorldTeq Corporation ceasing doing business and therefore no longer in incurring costs of long distance that was resold in the past. Selling, General and Administrative expenses for the period ending December 31, 2005 increased by approximately $570,000 or about 250% compared to the same period ending 2004. The increase was due primarily to the costs associated with CYIOS employees.

Depreciation and Amortization from the WorldTeq Corporation subsidiary were written off as a result of the Company’s closure of its long distance business operations. Depreciation on equipment was written and the Amortization of the customer base that was purchased in early 2004 was written off are a result of the Company’s closure of its long distance business operations.

ITEM 7.	FINANCIAL STATEMENTS

 INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
CYIOS Corporation, Inc. and Subsidiaries

I have audited the accompanying consolidated balance sheet of CYIOS Corporation and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CYIOS Corporation and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Traci J. Anderson
Traci J. Anderson, CPA
Huntersville, NC
April 10, 2006

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$49,857
Other Current Assets	29,077
Accounts Receivable	628,468
Total current assets	707,402

Property And Equipment
Property and Equipment	873,529
Accumulated Deprecation	(824,625)
Net Property and Equipment	$48,904
TOTAL ASSETS	$756,306

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
Current Liabilities:
Accounts Payable (NOTE M)	$390,416
Tax Payable (NOTE O)	201,866
Interest Payable	18,640
Notes Payable (NOTE L)	186,399
Line of Credit (NOTE N)	39,708
TOTAL LIABILITIES	837,029

STOCKHOLDERS’ EQUITY (DEFECIT)
Convertible preferred stock, ($.001 par value, 5,000,000 authorized: 911,553 shares issued and outstanding)	911
Common stock ($.001 par; 100,000,000 shares authorized: 21,567,910 shares issued and outstanding	21,568
Additional paid-in capital	23,173,529
Retained Deficit	(23,276,731)
TOTAL STOCKHOLDERS’ EQUITY	(80,723)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$756,306

See accompanying summary of accounting policies and notes to financial statements.

CYIOS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2005 and 2004

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

Balances,
December 31, 2003	1,055,553	1,055	985,392	$965

Exercise of consultants warrants	-		300,000	$300

Warrants to consultants	-	-	-	-

Conversion of preferred shares into common shares		(144,000)	144	$4,815

Net loss	-	-	-	-

Balances,
December 31, 2004	911,553	$911	1,290,206	$$1,290

Issuance of Shares for Acquisition			20,277,704	$20,278
Balances,
December 31, 2005	911,553	$911	21,567,910	$21,568

See accompanying summary of accounting policies and notes to financial statements.

WORLDTEQ GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 and 2004

	2005	2004

SALES AND COST OF SALES
Sales	$2,298,802	$341,199
Cost of sales	145,693	292,138
Gross Profit	2,153,109	49,061

EXPENSES
Selling, general and administrative	2,398,467	1,839,824
Depreciation	-	12,690
Amortization	-	11,458
Interest Expense	26,215	(22,911)

OTHER INCOME (EXPENSE)

Other Income	-	1,049

NET INCOME (LOSS)	$(271,573)	$(1,836,773)

Basicand Diluted loss per share:	$(.01)	$(1.65)

Weighted average shares outstanding	21,567,910	1,115,605

CYIOS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(271,573)	$(1,836,773)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-cash stock and option compensation	-	1,319,827
Depreciation	740,995	24,148
Amortization	38,542	-
Other assets	50,550
Notes payable	35,675
Accounts Payable and Accrued expenses	222,192	98,721
Trade accounts receivable	(592,554)	21,825

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	223,827	(398,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(782,714)	(54,609)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(782,714)	(54,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	-	421,500
Proceeds from notes payable	-	3,000
Proceeds from issuance of common stock	608,744	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	608,744	421,412

NET INCREASE IN CHANGE IN CASH AND CASH EQUIVALENTS	49,857	(31,807)

CASH AND CASH EQUIVALENTS, beginning of year	-	31,807
CASH AND CASH EQUIVALENTS, end of year	$49,857	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest	$-	$-

NON-CASH FINANCING ACTIVITIES:
Stock issued notes payable	$-	$-

Exchange of preferred stock to common stock	-	(144)

CYIOS CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 7A. - FOOTNOTES TO FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity— China Print, Inc. formerly known as WorldTeq Group International, Inc. merged on September 19, 2005 with CYIOS Corporation of Washington DC. During the merger the company’s former CEO notified the public of his resignation and the assignment of a new CEO, CFO, and president, Mr. Timothy Carnahan. After the merger, China Print, Inc. changed its name to CYIOS. The consolidated financial statements of CYIOS Corporation (The Company), formerly China Print, Inc. includes its subsidiary by the same name CYIOS Corporation, in addition to CKO, Inc. and WorldTeq Corporation. The Company, through its subsidiary CYIOS Corporation does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army. The company contracts its services for single and multiple year awards to different US Army and US Government agencies. CKO Incorporated owns a custom designed online office management tool called XO Office (www.xooffice.com). The company is launched this product in November of 2005 to the general public and commercial businesses. WorldTeq Corporation in the last three years has engaged primarily in the long distance service business.

Cash and Cash Equivalents—For purposes of the Consolidated Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition— The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and it is reasonably assured to be collectible. The Company follows SOP 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as it applies to time-and-material contracts. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts pursuant to which a client pays the Company a specified amount to provide only a particular service for a stated time period, or so-called fee-for-service arrangement, is recognized as amounts become billable, assuming all other criteria for revenue recognition are met. The Company recognizes revenue from government contracts, xo office sales, and long distance business. Long distance sales are through the end of November 2005.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Comprehensive Income (Loss)—The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the consolidated financial statements.

Advertising Costs—Advertising costs are expensed as incurred. For the year ended December 31, 2005, the company incurred $4,764.30.

Net Loss per Common Share—Statement of Financial Accounting Standard (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

Income Taxes—Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, and some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Impairment of Long-Lived Assets—The Company evaluated the recoverability of its property and equipment, and other assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of” which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

Property and Equipment—Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from five to seven years.

Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its consolidated financial condition or consolidated cash flows.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 generally establishes a standard framework to measure the impairment of long-lived assets and expands the Accounting Principles Board (“APB”) 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” to include a component of the entity (rather than a segment of the business). SFAS No.144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its consolidated financial condition and consolidated cash flows.

In April of 2002, Statement of Financial Accounting Standards (SFAS) No. 145 was issued which rescinded SFAS Statements 4, 44, and 64, amended No. 13 and contained technical corrections. As a result of SFAS No. 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity’s recurring operations. The Company does not expect SFAS No. 145 to have a material effect on its financial condition or cash flows.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)
Recent Accounting Pronouncements (cont’)

In July of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have an impact its financial statements once adopted on January 1, 2004.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees or Indebtedness of Others”, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”—an amendment to SFAS No. 123 (SFAS No. 148), which provides alternative methods of transition for companies voluntarily planning on implementing the fair value recognition provisions of SFAS No. 123. SFAS No. 148 also revises the disclosure provisions of SFAS No. 123 to require more prominent disclosure of the method of accounting for stock-based compensation, and requiring disclosure of pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied from the original effective date of SFAS No. 123. The Company adopted the disclosures provisions of SFAS No. 148 for the quarters ending after December 15, 2002.

In January 2003, the EITF released Issue No. 00-21, (EITF 00-21), “Revenue Arrangements with Multiple Deliveries”, which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard will not have an impact on the Company’s financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)
Recent Accounting Pronouncements (cont’)

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some characteristics). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact the Company’s financial statements.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended December 31, 2005 is summarized as follows:
Cash paid during the years for interest and income taxes:

	2005
Income Taxes	$	---
Interest		$7,515

NOTE C—FINANCING FACILITY

During the year ended December 31, 2003 the Company entered into an accounts receivable financing facility for a maximum of $500,000 with an unrelated third party. Collateral for the facility is a first security interest in all corporate assets and a personal guarantee of the Company’s shareholder. The Company pays a 2% fee for each advance and interest accrues on all advances at a floating rate, at the prime rate published in the Wall Street Journal plus 2% (7.25% at December 31, 2005). The Company is advanced 90% of Prime government contract invoices and 85% of subcontract, credit worthy, commercial accounts. The advances are used for general corporate working capital. Residual, or holdback amounts, less fees and interest, are remitted to the Company when payments are received from the government. Substantially all of the Company’s revenue stream and accounts receivables are factored through this facility. Historically there has been no loss on receivables. This has caused management to believe that there is no need for an allowance against receivables.

NOTE D—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2005.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2005 is as follows:

Total deferred tax assets		$7,900,000
Valuation allowance		(7,900,000)

Net deferred tax asset	$	----

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the year ended December 31, 2005 is as follows:

2005
Income tax computed at the federal statutory rate	34%
State income taxes, net of federal tax benefit	0%
Valuation allowance	(34%)
Total deferred tax asset	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $92,000 in 2005.

As of December 31, 2005, the Company had federal and state net operating loss carry-forwards in the amount of approximately $23,276,731.00, which expire at various times through the year 2025.

NOTE E—GOING CONCERN

As shown in the accompanying financial statements, the Company has recurring losses from operations to date. During 2005, the Company had a net loss of $271,573, a net deficiency of $23,276,731 and a net working capital deficit of $126,627.

Management believes that actions presently being taken to raise equity capital, seek strategic relationships and alliances, and build its marketing efforts to generate positive cash flow provide the means for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE F—CONCENTRATION

The Company is either a prime or sub contractor on contracts with the Department of Defense. In December 2004, the Company was awarded an $84 million contract to provide business units requirements support for the Headquarters Department of the Army (HQDA) Information Management Support Center (IMCEN). The five-year performance-based, multiple award contract has a base period of one year and four one-year option periods. Loss of these contracts could have a material effect upon the Company’s financial condition and results of operations.

NOTE G—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual consolidated financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2005.

NOTE H—EQUITY

During 2005, the Company issued 20,277,704 common shares for cash and as a result of the acquisition of CYIOS Corporation. No warrants were granted or exercised during 2005.

NOTE I—ACQUISITIONS

On September 19, 2005, the Company (FKA China Print, Inc.) entered into an agreement with CYIOS Corporation, whereby the Company would acquire 100% of the issued and outstanding capital stock of CYIOS in exchange for 19,135,000 common shares of the Company’s stock. Concurrently with the stock purchase, Tim Carnahan became President, Chairman and Chief Executive Office of the Company. Consequently, the Company changed its name from China Print, Inc. to CYIOS.

NOTE J—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator. Individuals who have been employed for one month and reached the age of 21 years are eligible to participate. Employees may contribute up to the legal amount allowed by law. The Company matches one-half of the employee’s contribution up to a maximum of 4% of the employee’s wages. Employees are vested in the Company’s contribution 25% a year and are fully vested after four years. The Company’s contributions for the year ended December 31, 2005 was $36,720.

NOTE K—COMMITMENTS/LEASES

The Company entered into a lease agreement on July 8, 2005 for an office space. Monthly fees are $800.00 plus common area fees. The Company’s estimated future yearly minimum lease obligations are as follows:

For the year ending December 31, 2006	$5,600.00

Total rent expense for 2005 was $33,130.00.

NOTE L—SHAREHOLDER LOANS

The Company has a Loan Payable with one of its officers and major shareholders. The note is payable on demand and bears no interest. The Company calculated imputed interest on this note using a rate of 15%. The effects of these notes are included in the consolidated financial statements therein.

NOTE M—ACCOUNTS PAYABLE/ACCRUED EXPENSES

The breakdown of Accounts Payable is as follows categorized by subsidiary:

WorldTeq Corporation	$370,348.00
WorldTeq Group	20,068.00
Total	$390,416.00

NOTE N—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America. The line of credit for CKO is 11% interest and the line of credit for China Print, Inc. is 12.75%.

NOTE O—SUBSEQUENT EVENTS

As of December 31, 2005, CYIOS Corporation had entered into an agreement with the IRS to pay off the 2003 payroll liabilities as soon as the IRS had finished abating penalties from previous years.  Once the final abatements were in and applied to the 2nd and 3rd quarters of 2003, CYIOS agreed to pay the difference of what was owed.  As of March 22, 2006, CYIOS Corporation paid the remaining payroll liabilities for 2003.  Our payroll liabilities are now zero for 2003.  CYIOS Corporation has filed all payroll reports with the IRS in a timely manner and has had no late payroll payments since the 4th quarter 2003. Payment of the aforementioned tax liability will reduce the outstanding amount by $149,291.79.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 14, 2005, China Print, Inc. (“CHPR”) finalized its change of auditors. On or about June 9, 2005, CHPR contacted the accounting firm of Tracie J. Anderson, CPA, to review the unaudited financial statements included in its Form 10-QSB for the quarter ended March 31, 2005, on the assumption that an auditor other than the auditor of record could review interim quarterly financial statements. At that point, CHPR was still using its then-current auditors, Malone & Bailey, PC, to conduct its annual audits. Tracie J. Anderson conducted the review of the financial statements in the Form 10-QSB for the quarter ended March 31, 2005, which was filed on June 15, 2005. Ms. Anderson also reviewed the financial statements in the Form 10-QSB for the quarter ended June 30, 2005, which was filed on or about August 23, 2005. Malone & Bailey, PC did not review the financial statements in the Forms 10-QSB for the quarters ended March 31, 2005 or June 30, 2005.

On or about June 28, 2005, Malone & Bailey communicated with CHPR management its concern that it had been dismissed as auditors, and on June 29, 2005, management sent Malone & Bailey a letter saying they had not been dismissed. However, based on the fact that CHPR had been using Ms. Anderson’s firm to review the interim unaudited financial statements, management decided to formally dismiss Malone & Bailey as its auditor of record, and to engage Tracie J. Anderson as its new auditor, both actions to be effective September 14, 2005. Malone & Bailey, PC has been authorized to respond fully to the inquiries of CHPR’s successor accountant concerning the subject matter of these events.

Except for an expression of substantial doubt about our ability to continue as a going concern, Malone & Bailey’s reports on our financial statements for the fiscal years ended December 31, 2004 and December 31, 2003, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

For the fiscal years ended December 31, 2004 and December 31, 2003, and up to the events reported herein, there were no disagreements between Malone & Bailey and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Malone & Bailey’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

Pursuant to Item 304(a)(3) of Regulation S-B, the disclosures in the Form 8-K were provided to the former auditors, Malone & Bailey, via email and fax transmission on September 14, 2005, and they were requested to furnish a letter stating whether they had any disagreement with the statements made in this Form 8-K, within sufficient time that their letter could be filed with the SEC within 10 days of this Form 8-K’s filing.

We did not discuss with Tracie J. Anderson, CPA any questions regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered, either before we contacted her on June 9 to review our unaudited quarterly financial statements or before we formally engaged her as our auditor on September 14, 2005.

Item 8A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, December 31, 2005, we completed an evaluation, under the supervision and with the participation of our management, consisting of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(C) and 15d-14c). Based upon the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls over financial reporting during the fiscal year ended December 31, 2005 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B	OTHER INFORMATION - none

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
The following table sets forth information regarding the executive officers and directors of the Company as of March 31, 2006.

Name	Age	Position	Since

Timothy W. Carnahan	38	President, Treasurer and Chairman of the Board of Directors	September 2005

Jeffrey Lieberman	38	Secretary and Director	September 2005

TIMOTHY CARNAHAN - Mr. Carnahan serves as President and Chief Executive Officer as well as Chairman of the Board. Mr. Carnahan is the President and Founder of our operating subsidiary, CYIOS Corporation, a Washington DC based firm, founded in 1994 (“CYIOS DC”) and has served in that capacity since 1994. CYIOS DC is a defense contractor offering services and products that reduce the time frame for achieving mission-critical goals. With the Department of Defense being CYIOS DC's major customer, Mr. Carnahan has some level of security clearance at the Department of Defense. CYIOS built the Army Knowledge Online (AKO) to facilitate greater knowledge transfer amongst Army personnel. Mr. Carnahan attended Old Dominion University in Norfolk, VA from 1985 to 1989. He graduated with a Bachelors degree in Computer Science.

JEFF LIEBERMAN - Mr. Lieberman serves as our Director of Sales and Operations, Director and Secretary. He has been employed by the Company in various capacities since its inception in 1997. He graduated from the University of Maryland in 1991 with a Bachelor of Science Degree in Personnel Management and Labor Relations. After completion of his degree he studied for and passed his Series 6, 63, and series 7 tests to become a fully licensed stockbroker and financial planner. After a short internship with a small firm he accepted a position in 1991 with Robinson & Lukens, a conservative brokerage house located in Washington D.C. There he worked very closely with many retired clients with a structured focus on income and money preservation investment strategies.

FAMILY RELATIONSHIPS.

No family relationships exist between the directors and the officers.

CODE OF ETHICS

On March 31, 2003, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to its Form 10-KSB for the fiscal year ending December 31, 2003.

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

(b) SUMMARY COMPENSATION TABLE. The following table sets forth certain summary information concerning the compensation paid to the Chief Executive Officer and certain executive officers for the fiscal years ended December 31, 2005

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	Other ($)
Timothy Carnahan CEO, President, Treasurer and Chairman of the Board	2005	142,000			N/A N/A
Jeffrey Lieberman, Secretary and Director	2005	60,000			N/A N/A

(c) LONG TERM INCENTIVE PLAN AWARDS. No long-term incentive plans have been awarded.

(f) COMPENSATION OF DIRECTORS. No salary or regular compensation is paid to our directors. Our directors are entitled to reimbursement of out of pocket expenses incurred in connection with their duties as directors. To date, no such expenses have been requested or paid.

(g) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT. - None

(h) REPORT ON REPRICING OF OPTIONS/SARs. None. PAST OPTIONS/SARS-ALL EXPIRED

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

The following table sets forth certain information regarding the ownership of CYIOS Corporation's common stock as of December 31, 2005, by each shareholder known by us to be the beneficial owner of more than 5% of CYIOS Corporation's common stock, each director and all executive officers and directors as a group. Unless otherwise indicated by footnote, each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned.

TITLE OF CLASS	NAME AND ADDRESS	Number of	% OF

Common	Timothy Carnahan	15,645,000	72.5%
	1300 Pennsylvania Ave Suite 700 NW
	Washington DC 20007

Common	Jeffrey Lieberman	1,289,000	6%
	1300 Pennsylvania Ave Suite 700 NW
	Washington DC 20007

Notes:
(1) Mr. Carnahan is our CEO and Chairman, and has sole voting authority for all of these shares.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) The following transactions have been undertaken within the last three years with related parties.

In May 2003, WorldTeq sold its Networld subsidiary to an entity owned by Bruce Bertman for $1. WorldTeq recorded the sale as a credit to additional paid in-capital for the net liabilities totaling approximately $435,000.

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

On September 19, 2005, the Company entered into an agreement with CYIOS Corporation, a District of Columbia corporation (“CYIOS DC”) and our current director and Chief Executive Officer Timothy Carnahan, whereby we would acquire 100% of the issued and outstanding capital stock of CYIOS DC in exchange for 19,135,000 common shares of stock of our Company, then named China Print, Inc.

ITEM 13.	EXHIBITS

List of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. Total annual audit fees billed for professional services rendered by Malone and Bailey PLLC during the 2004 fiscal year was $19,000 and during 2005 Malone & Bailey’s fees only included reviews of Q1 and Q2 for a total of $6,000. The company then changed auditors and the 3rd Quarter review and complete Audit for the fiscal year ending December 31, 2005 was done by Traci Anderson, CPA for a total of $17,000.

 ALL OTHER FEES. There were no fees billed by Malone and Bailey PLLC or Traci Anderson CPA during our 2004 and 2005 fiscal years for any other services rendered to CYIOS Corporation other than the amounts set forth above.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYIOS Corporation

/s/ Timothy W. Carnahan
Timothy W. Carnahan
Chief Executive Officer,
President, Treasurer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy W. Carnahan
Timothy W. Carnahan
Chief Financial Officer,
President, Treasurer and Chairman of the Board

/s/ Jeffrey M. Lieberman
Jeffrey M. Lieberman
Secretary and Director

Dated: April 12, 2006