Form 10KSB/A
period 2004-12-31
CYIOS CORP
filed 2006-04-13
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-2
AMENDMENT NO. 2

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

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   NO   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)  YES   ☐   NO   ☒

The Index of Exhibits filed with this Report begins on page 30.

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

Interest expense increased by 89% to $22,911 and depreciation expense totaled only $12,690 for the period ending December 31, 2004 compared to $37,091 for 2003.

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

WORLDTEQ GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 and 2003

	2004	2003

Sales	$341,199	$820,933

Cost of sales	292,138	483,519
Selling, general and administrative	1,839,824	697,164
Depreciation	12,690	37,091
Amortization	11,458	-
Bad debts	-	24,920
Total operating expenses	2,156,110	1,242,694

Loss from operations	(1,814,911)	(421,761)

OTHER INCOME (EXPENSE)

Other Income	1,049	1,481
Forgiveness of debt	-	81,088
Interest expense	(22,911)	(12,107)

NET INCOME (LOSS)	$(1,836,773)	$(351,299)

Basic and Diluted loss per share:	$(1.65)	$(0.45)

Weighted average shares outstanding	1,115,605	787,098

See accompanying summary of accounting policies and notes to financial statements.

WORLDTEQ GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2004 and 2003

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

Balances,
December 31, 2002	1,055,553	$1,055	721,000	$721

Sale of Networld	-	-	-	-

Issuance of options to consultants	-	-	-	-

Shares issued for debt	-	-	197,725	198

Exercise of consultants options	-	-	66,667	67

Net loss	-	-	-	-

Balances,
December 31, 2003	1,055,553	1,055	985,392	986

Exercise of consultants warrants	-		300,000	300

Warrants to consultants	-	-	-	-

Conversion of preferred shares into common shares	(144,000)	144	4,815	4

Net loss	-	-	-	-

Balances,
December 31, 2004	911,553	$911	1,290,206	$1,290

See accompanying summary of accounting policies and notes to financial statements.

WORLDTEQ GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2004 and 2003

	Paid-In Capital	Accumulated Deficit	Shareholder Receivable	Total

Balances,
December 31, 2002	$20,109,925	$(20,817,087)	$-	$(705,386)

Sale of Networld	352,458	-	-	352,458

Issuance of options to consultants	53,000	-	-	53,000

Shares issued for debt	149,802	-	-	150,000

Exercise of consultants options	99,933	-	-	100,000

Net loss	-	(351,299)	-	(351,299)

Balances,
December 31, 2003	20,765,118	(21,168,386)	-	(401,227)

Exercise of consultants warrants	479,700		(58,500)	421,500

Warrants to consultants	1,319,827	-	-	1,319,827

Conversion of preferred shares into common shares	139		-	-

Net loss	-	(1,836,773)	-	(1,836,773)

Balances,
December 31, 2004	$22,564,785	$(23,005,159)	$(58,500)	$(496,673)

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

WORLDTEQ GROUP INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

ITEM 7. FOOTNOTES TO FINANCIAL STATEMENTS

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

	For the year ended December 31,
	2004	2003

Net loss available to common stockholders, as reported	$(1,836,773)	$(351,299)

Less: stock based compensation determined under fair value based method	(281,771)	-
Pro forma net loss	$(2,118,544)	$(351,299)

Basic and diluted net loss per share
As reported	$(1.65)	$(0.45)
Pro forma	$(1.89)	$(0.45)

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

Deferred income taxes consist of the following at December 31, 2004:

Long-term:
Deferred tax assets	$7,111,762
Valuation allowance	(7,111,762)
$-

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

Summary information regarding options and warrants is as follows:

	Options	Weighted Average Share Price	Warrants	Weighted average Share Price

Year ended December 31, 2003:

Granted	-	-	2,000,000.10
Excercised	-	-	(2,000,000)	-

Outstanding at December 31, 2003	1,232,000	$.29	4,036,650	$.66

Year ended December 31, 2004:

Granted	2,350,000.13		9,000,000.05
Excercised	-	-	(9,000,000)	.05
Expired	-	-	(886,650)	2.45
Outstanding at December 31, 2004	3,582,000	$.19	3,150,000	$.16

Options outstanding and exercisable as of December 31, 2004:

	Outstanding		Exercisable
Exercise Price	Number of Shares	Remaining life	Number of Shares

$.29	87,000	1 years	87,000
.29	145,000	2 years	145,000
.29	600,000	3 years	600,000
.29	400,000	4 years	400,000
.13	2,350,000	10 years	271,991

	3,582,000		1,503,991

Warrants outstanding and exercisable as of December 31, 2004:

	Outstanding		Exercisable
	Number	Remaining	Number
Exercise Price	of Shares	life	of Shares

$2.75	150,000	2 years	150,000

.03	3,000,000	2 years	3,000,000

	3,150,000		3,150,000

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

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS	Previously	Increase
CURRENT ASSETS:	Stated	(Decrease)	Restated

Trade accounts receivable	35,914		35,914
Other current assets	848		848
Total current assets	36,762		36,762

EQUIPMENT, net	7,185		7,185
Customer base, net	38,542		38,542
Total assets	$82,849		$82,849

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable	$-	$3,000	$3,000
Note payable stockholder	187,432		187,432
Accounts payable	327,272	(8,980)	318,292
Accrued expenses	4,800	65,638	70,438
Payroll liabilities and taxes	45,727	(45,727)	-
Total current liabilities	567,031	12,131	579,162

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A convertible preferred	911		911
Common stock	38,706	(37,416)	1,290
Additional paid-in capital	22,104,807	459,978	22,564,785
Accumulated deficit	(22,262,299)	(742,860)	(23,005,159)
Total stockholders’ deficit	(117,875)	(378,798)	(496,673)
Total liabilities and stockholders’ deficit	$449,156	$(366,667)	$82,489

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004

CURRENT ASSETS:	Previously Stated	Increase (Decrease)	Restated

Sales	$341,199	$-	$341,199

Cost of sales	299,618	(7,480)	292,138
Selling, general and administrative	817,332	1,022,492	1,839,824
Bad debts	-		-
Depreciation	12,690		12,690
Amortization	-	11,458	11,458
Operating expenses	1,129,640	1,026,470	2,156,110

Loss from operations	(788,441)	(1,026,470)	(1,814,911)

OTHER INCOME (EXPENSE)
Other	(301,171)	300,122	1,049
Interest expense	(5,350)	(17,561)	(22,911)

NET LOSS	$(1,093,913)	$(742,860)	$(1,836,773)

BASIC AND DILUTED LOSS PER COMMON SHARE:	$(0.019)		$(1.65)

Weighted Average Common Shares Outstanding	35,106,190		1,115,605

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We do not have any changes in and disagreements with accountants.

ITEM 8A. CONTROLS AND PROCEDURES

QuarterlyEvaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chairman, President, Chief Executive Officer, and Chief Financial Officer, Timothy Carnahan, (our “CEO” and “CFO”). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

CEO and CFO Certifications. Attached to this annual report, as Exhibits 31.1 through 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their design and monitoring costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvement, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary. Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.”

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

The following table sets forth certain summary information concerning options granted to officers and directors in fiscal year 2004:

Option/SAR Grants in Last Fiscal Year
Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Jeff Lieberman, CEO, President, Treasurer and Chairman of the Board	0	2,000,000

Brian Rosinski, Secretary and Director	0	350,000

Tim Carnahan, (2) Director	0	0

(d) AGGREGATE OPTION/SAR EXERCISES.
The following table summarizes information about options outstanding at December 31, 2003:

Range of Exercise prices	Number	Outstanding Remaining Contractual Life

$ .05	3,000,000	2006
$ .05	2,000,000	N/A
$ .27	850,000	2006
$ .10	1,000,000	N/A

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

ITEM 13. EXHIBITS AND REPORTS

List of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Timothy Carnahan (CYIOS Chief Financial Officer)

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Written Statement of Principal Financial and Accounting Officer Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

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
Brian Rosinski
Secretary and Director

Dated: June 3, 2005