Form 10QSB/A
period 2005-03-31
CYIOS CORP
filed 2006-04-13
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Part I Financial Information

Item 1. Financial Statement

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB/A reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the financial statements.

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

WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
March 31, 2005
(unaudited)

	Three Months Ended March 31

	2005		2004

Sales		$52,375		$117,540

Cost of Sales		11,332		82,691
Selling, general and administrative expenses		77,170		290,274
Depreciation		115		12,698
Amortization		3,125		11,458
Bad Debts		-		-

Income (loss) from operations		(39,367)		(279,581)

Interest Expense		0		2,888

Net income (loss)		$(39,367)		$(282,469)

Basic and diluted income (loss) per share:	$	<(0.01)	$	<(0.01)

Weighted Average Shares Outstanding		40,706,190		31,139,524

WORLDTEQ GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CASH FLOWS
March 31, 2005
(unaudited)

	Three Months Ended March 31, 2005

Cash Flows Used in Operating Activities	2005	2004

Net Income (Loss)	$(39,367)	$(282,469)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	3,240	6,549

Stock option expense	-	220,000

Change in:
Accounts Receivable	-	(19,283)
Other Current Assets	(5,740)	-
Accounts Payable	(27,687)	6,922
Trade Accounts Receivable	554	20,925

Net Cash Used In Operating Activities	(69,000)	(47,356)

Cash Flows Used In Investing Activities
Purchases of customer base	-	(50,000)

Cash Flows Provided By Financing Activities
Proceeds from shareholder note payable	-	-
Exercise of stock options	-	100,000
Payments on note payable	-	(2,644)

Net cash from financing activities	-	97,356

Net Change in Cash	-	-
Cash - beginning of year	-	-

Cash - End of Quarter	-	-

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

ITEM 2. Management's Discussion and Analysis

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Form 10QSB/A. Certain information contained below and elsewhere in this Form 10QSB/A, including information regarding our plans and strategy for our business, are forward-looking statements. See "Note Regarding Forward-Looking Statements."

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

Critical Accounting Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1 "Summary of Significant Accounting Policies" in this Quarterly Report on Form 10-QSB/A and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

ITEM 3. Controls and Procedures

“QuarterlyEvaluation of Controls. As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chairman, President, Chief Executive Officer, and Chief Financial Officer, Timothy Carnahan, (our “CEO” and “CFO”). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

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