Form 10QSB
period 2006-03-31
CYIOS CORP
filed 2006-05-15
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
☒  YES      ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer.
☒ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 21,567,910 common stock shares, par value $0.001, as of March 31, 2006.

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
CYIOS Corporation. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the "Risk Factors" section of the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC") on April 12, 2006 on Form 10KSB. In addition, readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

Part I
FINANCIAL INFORMATION

Item 1.	Financial Statements and Supplementary Information

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

CYIOS Corporation, Inc. and Subsidiaries
Consolidated Condensed Balance Sheet (Unaudited)
As of March 31, 2006

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$19,201
Other Current Assets	21,107
Accounts Receivable	102,165
Loan to Shareholder	13,265
TOTAL CURRENT ASSETS	155,738

PROPERTY AND EQUIPMENT
Property and Equipment	873,529
Accumulated Depreciation	(866,474)
Net Property and Equipment	7,055

TOTAL ASSETS	$162,793

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$381,122
Taxes Payable	63,582
Interest Payable	18,640
Notes Payable	125,496
Bank Loan	105,050
TOTAL LIABILITIES	693,890

STOCKHOLDERS' EQUITY
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 911,553 issued and outstanding)	911
Common Stock ($.001 par value, 100,000,000 shares authorized: 21,567,910 shares issued and outstanding)	21,568
Additional Paid-in-Capital	23,268,110
Retained Deficit	(23,821,686)
TOTAL STOCKHOLDERS' EQUITY	(531,097)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$162,793

CYIOS Corporation, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)
For the period ended March 31,

	2006		2005
SALES AND COST OF SALES:
Sales		$416,332		$52,375
Cost of sales		95,306		11,332
Gross Profit		321,026		41,043

EXPENSES:
General		335,537		80,410
Bad Debt		525,000		-
Interest Expense		5,444		-
		865,981		80,410

NET LOSS		$(544,955)		$(39,367)

Basic and diluted income (loss) per share	$	<(0.01)	$	<(0.01)

Weighted Average Shares Outstanding		21,567,910		40,706,190

CYIOS Corporation and Subsidiaries
Statements of Cash Flows (Unaudited)
For the period ended March 31,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(544,955)	$(39,367)
Adjustments to reconcile net loss to net cash (used in) operating activites:
Depreciation	41,849	3,240
Other Assets	7,970	(5,740)
Notes Payable	(60,903)	-
Tax Liabilities	(138,284)	-
Accounts receivable	526,303	554
Loan to Shareholder	(13,265)	-
Accounts payable and accrued expenses	(9,294)	(27,687)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(190,579)	(69,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paid in Capital	94,581	-
Bank Loan	65,342	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	159,923	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	(30,656)	(69,000)

CASH AND CASH EQUIVALENTS:
Beginning of period	49,857	-

End of period	$19,201	$-

CYIOS CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

The consolidated financial statements include of CYIOS Corporation, includes its subsidiary by the same name CYIOS Corporation, in addition to CKO, Inc. and WorldTeq Corporation. The Company, through its subsidiary CYIOS Corporation does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army. The company contracts its services for single and multiple year awards to different US Army and US Government agencies. CKO Incorporated owns a custom designed online office management tool called XO Office (www.xooffice.com).

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

CONTRACTS

CYIOS Corporation has contracts extending out until 2010. All contracts are with the DoD and are in good standings. DoD and government contracts are the primarily method to bring revenue into the company.

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

REVENUE RECOGNITION

The Company recognizes revenue from government contracts, and sales from our product XO Office.

NET LOSS PER SHARE OF COMMON STOCK

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

BASIS OF PRESENTATION

The interim financial statements and summarized notes included herein were prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with accounting principals generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in CYIOS Corporations 10KSB filed April 12, 2006. These interim financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results.

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

OVERVIEW

CYIOS Corporation operates three subsidiaries, the first two CYIOS Corporation and CKO Incorporated are the two vehicles the company will be operating its business in, going forward after its merger on September 19, 2005. Through our subsidiary CYIOS we provide leading systems integrations and knowledge management solutions to the United States Army, Dept of Defense, and other prospective U.S. Government agencies. As a leading defense contractor we offer service and products that reduce the time frame for achieving mission-critical goals by delivering the right information, in the right context, when employees need it. Our Subsidiary CKO Incorporated owns and has developed XO Office.com, an online office management tool that has been model after AKO (Army Knowledge Online) which CYIOS Corporation original developed. Our niche and advantage is that this model is being adopted by other DoD forces and the executive and judicial branches are looking to use the model as well. We positioned our product XO Office to work in conjunction with the model so we can expand and grow using our software and in turn get service contracts as well.

RECENT DEVELOPMENTS

DHS announced that they will award contracts in July NOT in March as anticipated. We have developed a bid and proposal team to continue to respond to DoD and Government RFPs.

FINANCIAL CONDITION

We currently have limited financial resources but the company is able to support its 25+ member staff in addition to its investment in operations and product, like the development of XO Office. Most of the cost incurred is for bids and proposal team without it we couldn’t grow and it is foreseen to not be a burden after an award or two in the near future.

RESULTS OF OPERATIONS

Total sales for the first quarter 2006 were $416,332 as compared to $52,375 for the quarter ended March 31, 2005. This sales increase is due to the merger that took place during the third quarter 2005.

Our net loss for the quarter ending March 31, 2006 was $544,955 or less then $.01 per share, as compared to $39,367 for the same period in 2005. The increase in loss is due to a software sale that was written off as bad debt. The quarter in 2006 would have most likely shown a loss of $19,955 if it wasn’t for the losses from the software sale.

Cost of sales for the first quarter of fiscal 2006 was $95,306 as compared to $11,332 for the same quarter in fiscal 2005. This increase of was primarily attributable to additional COGS in CYIOS Corporation’s business. Also, XO Office is an expense that has not recouped its costs and our profits from services are maintaining the development and sales of the product. It is a show case of our performance and capabilities when working toward selling services.

General expenses for the first quarter of fiscal 2006 were $335,537 as compared to $80,410 for the same quarter in fiscal 2005. Currently we are positioned to take new contracts without any major increase in COGS mainly being additional overhead staff to support contracts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the period ended March 31, 2006 and 2005 was ($190,579) and ($69,000) respectively. This comparison is different due to the merger 3QTR 2005.

The Company at March 31, 2006 and Year End of 2005 had total assets of approximately $162,793 and $756,306 respectively. The reduction was due to receivables that were collected after the holidays of the year.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with any party.

Critical Accounting Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since 2000 nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Footnote 1

"Summary of Significant Accounting Policies" in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We have interest rate exposure relating to certain of our long-term obligations. The interest rates on the Term Loans are NOT affected by changes in market interest rates. We do not believe we have significant risks due to changes in interest rates.

Item 4.	Controls and Procedures.

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

Part II - OTHER INFORMATION

Item 1.	Legal Proceediings.
Not applicable

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None to report

Item 3.	Defaults Upon Senior Securities.
Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.
Not Applicable

Item 5.	Other Information.
Not Applicable

Item 6.	Exhibits.