Form 10QSB/A
period 2006-03-31
CYIOS CORP
filed 2006-05-18
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
Amendment No. 1
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
☒ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 21,567,910 common stock shares, par value $0.001, as of March 31, 2006.

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

CYIOS CORPORATION AND SUBSIDIARIES
COSOLIDATED BALANCE SHEET
March 31, 2006
(unaudited)

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
Adjustments to reconcile net loss to net cash (used in) operating activities:
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

REVENUE RECOGNITION

The Company recognizes revenue from government contracts and sales from our product, XOOFFICE.

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

The Company at March 31, 2006 and Year End of 2005 had total assets of approximately $162,793 and $756,306 respectively. The reduction was due to receivables were collected after the holidays of the year.

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

Dated: May 17, 2006