Form 10QSB
period 2006-06-30
CYIOS CORP
filed 2006-08-10
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2006
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
☒ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 22,290,210.00 common stock shares, par value $0.001, as of June 30, 2006.

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

CYIOS Corporation, Inc. and Subsidiaries
Consolidated Condensed Balance Sheet (Unaudited)
As of June 30, 2006

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$44,060
Other Current Assets	26,957
Accounts Receivable	105,729
Loan to Shareholder	16,213
TOTAL CURRENT ASSETS	192,959

PROPERTY AND EQUIPMENT
Property and Equipment	873,529
Accumulated Depreciation	(873,529)
Net Property and Equipment	-

TOTAL ASSETS	$192,959

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses (see NOTE: A)	$387,412
Taxes Payable (see NOTE: A)	60,449
Interest Payable	18,640
Notes Payable	76,859
Bank Loan	96,967
TOTAL LIABILITIES	640,327

STOCKHOLDERS' EQUITY
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 911,553 issued and outstanding)	911
Common Stock ($.001 par value, 100,000,000 shares authorized: 22,290,210 shares issued and outstanding)	22,290
Additional Paid-in-Capital	23,480,935
Retained Deficit	(23,951,504)
TOTAL STOCKHOLDERS' EQUITY	(447,368)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$192,959

CYIOS Corporation, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)
For the period ended June 30, 2006

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
SALES AND COST OF SALES:
Sales		$375,995		$95,228		$792,327		$147,603
Cost of sales (NOTE B)		112,494		25,963		207,800		37,295
Gross Profit		263,501		69,265		584,527		110,308

EXPENSES:
Selling, general and administrative		391,522		63,951		725,309		144,361
Bad Debt		-		-		525,000		-
Interest Expense		3,547		5,800		8,991		5,800
		395,069		69,751		1,259,300		150,161

NET LOSS		$(131,568)		$(486)		$(674,773)		$(39,853)

Basic and diluted income (loss) per share	$	<(0.01)	$	<(0.01)	$	<(0.01)	$	<(0.01)

Weighted Average Shares Outstanding		21,683,851		32,539,523		21,799,792		31,408,042

CYIOS Corporation and Subsidiaries
Statements of Cash Flows (Unaudited)
For the period ended June 30, 2006

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(674,773)	$(39,853)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreiation	48,904	5,705
Other Assets	2,120	(88,173)
Notes Payable	(109,540)	-
Tax Liabilities	(141,417)	-
Accounts receivable	522,739	(33,973)
Loan to Shareholder	(16,213)	-
Accounts payable and accrued expenses	(3,004)	35,163

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(371,184)	(121,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of stock and warrants	308,128	-
Exercise Stock Options	-	100,000
Bank Loan	57,259	(2,644)
NET CASH PROVIDED BY FINANCING ACTIVITIES	365,387	97,356

NET INCREASE IN CASH AND
CASH EQUIVALENTS	(5,797)	(23,876)

CASH AND CASH EQUIVALENTS:
Beginning of period	49,857	-

End of period	$44,060	$-

CYIOS CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

The consolidated financial statements of CYIOS Corporation, includes its subsidiary by the same name CYIOS Corporation, in addition to CKO, Inc. and WorldTeq Corporation. The Company, through its subsidiary CYIOS Corporation does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army. The company contracts its services for single and multiple year awards to different US Army and US Government agencies. CKO Incorporated owns a custom designed online office management tool called eXecutive Officer’s Office (www.xooffice.com).

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

CONTRACTS
CYIOS Corporation has contracts extending out until 2010. All contracts are with the DoD and are in good standing. CYIOS Corporation certifies that it is not on the Debarred/Suspended Contractors List.  This has been verified by checking the GAO, Excluded Parties List system http://epls.arnet.gov and www.pogo.org (Project on Government Oversight). DoD and government contracts are the primary method to bring revenue into the company.

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

REVENUE RECOGNITION

The Company recognizes revenue from government contracts and sales from our product eXecutive Officer’s Office.

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

OVERVIEW

CYIOS Corporation operates three subsidiaries. The first two, CYIOS Corporation and CKO Incorporated, are the two vehicles the company will be operating its business in, going forward after its merger on September 19, 2005. Through our subsidiary CYIOS Corporation, we provide systems integration and knowledge management solutions to the United States Army, Department of Defense (DoD), and other prospective U.S. Government agencies. As a leading defense contractor we offer service and products that reduce the time frame for achieving mission-critical goals by delivering the right information, in the right context, when employees need it. Our subsidiary CKO Incorporated owns and has developed eXecutive Officer’s Office, an online office management tool that has been modeled after AKO (Army Knowledge Online), which CYIOS Corporation originally developed. Our niche and advantage is that this model is being adopted by other DoD forces and the executive and judicial branches are looking to use the model as well. We positioned our product eXecutive Officer’s Office to work in conjunction with the AKO model so we can expand and grow using our software and in turn get service contracts as well.

RECENT DEVELOPMENTS

DHS has recently announced that they will award contracts in August 2006 to small businesses. The large businesses have been awarded. We have developed a bid and proposal team to continue to respond to DoD and Government RFPs. Currently, our goal has been two proposals a month and we have met this goal since 2QTR 2006.

FINANCIAL CONDITION

We currently have limited financial resources but the company is able to support its 25+ member staff in addition to its investment in operations and products, like the development of eXecutive Officer’s Office. Most of the cost incurred is for the bids and proposals team. The bids and proposals team is necessary for growth and is foreseen to not be a burden after an awarded contract or two in the near future.

NOTE: A - from Consolidated Condensed Balance Sheet
Subsidiary company WorldTeq Corporation has the Liabilities in Accounts Payable of $370,347.78 and Taxes Payable of $53,177.07. WorldTeq Corporation is a subsidiary that was inherited as part of the merger in September 2005. This debt is static not recurring or growing.

RESULTS OF OPERATIONS

Total sales for the second quarter 2006 were $375,995 as compared to $95,228 for the quarter ended June 30, 2005. This sales increase is due to the merger that took place during the third quarter 2005.

Our net loss for the quarter ending June 30, 2006 was $131,568 or less then $.01 per share, as compared to $486.00 for the same period in 2005. This loss is due to our investment in bid and proposal development and it is expected to decrease in the short term future if we continue to win our bids. Currently, we won a contract and will start to recognize additional revenue.

Cost of sales for the second quarter of 2006 was $112,494 as compared to $25,963 for the same quarter in 2005. This increase was primarily attributable to additional COGS in CYIOS Corporation’s business. In addition, eXecutive Officer’s Office is an expense that has not recouped its costs and our profits from services are maintaining the development and sales of the product. eXecutive Officer’s Office is a show case of our performance and capabilities when working toward selling services.

NOTE: B - from Consolidated Statement of Operations
Starting July 1, 2006, Cost of sales has been reduced, as we’ve put some of our overhead on billable contracts.

General expenses for the second quarter of 2006 were $391,522 as compared to $63,951 for the same quarter in 2005. Currently we are positioned to take new contracts without any major increase in COGS mainly being additional overhead staff to support contracts.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the period ended June 30, 2006 and Year End 2005 was ($371,184) and ($121,232) respectively. This comparison is different due to the merger 3QTR 2005.

The Company at June 30, 2006 and Year End 2005 had total assets of approximately $192,959 and $756,306 respectively. The reduction was due to a receivable of $525,000 that was not collected.

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

We have interest rate exposure relating to certain long-term obligations. The interest rates on the Term Loans are NOT affected by changes in market interest rates. We do not believe we have significant risks due to changes in interest rates.

Item 4. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, June 30, 2006, we completed an evaluation, under the supervision and with the participation of our management, consisting of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(C) and 15d-14c). Based upon the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in connection with the filing of the annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls over financial reporting during the period ended June 30, 2006 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.
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

Date:  August 10, 2006