Form 10QSB
period 2006-09-30
CYIOS CORP
filed 2006-11-13
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2006
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

(202) 742-8984
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
☒Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 22,530,210.00 common stock shares, par value $0.001, as of September 30, 2006.

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

CYIOS Corporation, Inc. and Subsidiaries
Consolidated Condensed Balance Sheet (Unaudited)
As of September 30, 2006

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$51,246
Other Current Assets	23,682
Accounts Receivable	181,516
Loan to Shareholder	16,213
TOTAL CURRENT ASSETS	272,657

PROPERTY AND EQUIPMENT
Property and Equipment	873,529
Accumulated Depreciation	(873,529)
Net Property and Equipment	-

TOTAL ASSETS	$272,657

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses (NOTE A)	$390,489
Taxes Payable (NOTE A)	13,629
Payroll Liabilities (NOTE A)	46,588
Interest Payable	18,640
Shareholder Loan Payable	61,878
Note Payable	96,367
TOTAL LIABILITIES	627,591

STOCKHOLDERS' EQUITY

Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 911,553 issued and outstanding)	911
Common Stock ($.001 par value, 100,000,000 shares authorized: 22,680,210 shares issued and outstanding)	22,680
Additional Paid-in-Capital	23,592,721
Retained Deficit	(23,971,246)
TOTAL STOCKHOLDERS' EQUITY	(354,934)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$272,657

CYIOS Corporation, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)
For the period ended September 30,

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
SALES AND COST OF SALES:
Sales		$468,450		$611,796		$1,260,777		$1,565,827
Cost of sales (NOTE B)		85,763		108,397		293,563		145,693
Gross Profit		382,687		503,399		967,214		1,420,134

EXPENSES:
Selling, general and administrative		394,451		611,827		1,121,510		1,791,050
Bad Debt		-		-		525,000		-
Interest Expense		6,228		-		15,219		5,800
		400,679		611,827		1,661,729		1,796,850

NET LOSS		$(17,992)		$(108,428)		$(694,515)		$(376,716)

Basic and diluted income (loss) per share	$	<(0.01)	$	<(0.01)	$	<(0.01)	$	<(0.01)

Weighted Average Shares Outstanding		22,202,923		21,567,910		21,951,705		21,567,910

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(694,515)	$(376,716)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	48,904	8,666
Other Assets	5,395	(41,697)
Shareholder Loan Payable	(124,521)	-
Taxes Payable	(188,237)	-
Payroll Liabilities	46,588	-
Accounts receivable	446,952	(39,217)
Loan to Shareholder	(16,213)	-
Accounts payable and accrued expenses	73	152,863

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(475,574)	(296,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases	-	85,269
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	85,269

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of stock and warrants	420,304	283,540
Bank Loan Payable	56,659	(169,558)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	476,963	113,982

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	1,389	(96,850)

CASH AND CASH EQUIVALENTS:
Beginning of period	49,857	-

End of period	$51,246	$-

CYIOS CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

OVERVIEW

CYIOS Corporation operates three subsidiaries. The first two, CYIOS Corporation and CKO Incorporated, are the two vehicles the company will be operating its business in, going forward after its merger on September 19, 2005. The company, through its services subsidiary, CYIOS Corporation, provides innovative Business Transformation and Information Technology solutions to the United States Army, Department of Defense (DoD), and other prospective U.S. Government agencies. CYIOS supports its customers through a variety of current contract vehicles including prime contracts, subcontracts, sole source, blanket purchase agreements, and multiple award task orders extending as far out as 2010. CYIOS has received many commendations for its outstanding customer service and support in systems integration and application development, knowledge management and business transformation, and program and project management. As a certified Small Business, CYIOS provides its services within the following North American Industry Classification System (NAICS) codes:

518112	WEB SEARCH PORTALS
518210	DATA PROCESSING, HOSTING AND RELATED SERVICES
519100	OTHER INFORMATION SERVICES
519190	ALL OTHER INFORMATION SERVICES
541510	COMPUTER SYSTEMS DESIGN AND RELATED SERVICES
541511	CUSTOM COMPUTER PROGRAMMING SERVICES
541512	COMPUTER SYSTEMS DESIGN SERVICES
541513	COMPUTER FACILITIES MANAGEMENT SERVICES
541519	OTHER COMPUTER RELATED SERVICES
541611	ADMIN. MANAGEMENT AND GENERAL MGMT CONSULTING SERVICES
541618	OTHER MANAGEMENT CONSULTING SERVICES
541690	OTHER SCIENTIFIC AND TECHNICAL CONSULTING SERVICES

CKO Incorporated is CYIOS’ product subsidiary, which offers XO Office, an internally-developed online office management platform that has been modeled after Army Knowledge Online (AKO). CYIOS built the prototype for AKO, which now servers over 1.8 million Army users worldwide. XO Office was developed as an agency-level business transformation solution in response to Government initiatives in teleworking led by OPM and GSA; the President’s Management Agenda and its focus on retaining human capital; FISMA, HSPD-12 and PKIfor secure communications through common access cards; Lean Six Sigma to improve workflow and reduce redundancies; and the Clinger-Cohen Act to improve efficiencies in technology. XO Office has been positioned to work in conjunction with the AKO model to sell as a customized product to Federal, State and Local Governments. This, in turn, can lead to growth in service contracts for business transformation and modernization solutions.

RECENT DEVELOPMENTS

CYIOS Corporation is using "lessons learned" on its solicitation bid process in order to increase winnings on its current and future proposal efforts. The company's bid team is working simultaneously on efforts using the U.S. Small Business Administration (SBA) and increasing our partner relationships. The bid team is incorporating new tactics to increase its odds of winning multiple-awards with small business set-asides. Multiple-award contracts are used by those agencies that put out a solicitation intended to award contracts to a number of contractors, and are usually long term, multi-million, or even multi-billion dollar contracts. Multiple awards that have small business set-asides are to guarantee a percentage of business to be awarded to small businesses.

The CYIOS bid team is analyzing every multi-award where it could perform on and will work with the SBA to make sure that any of these multi-awards the company wants to bid includes a "total small business category." This will be done through the SBA requesting that the agency placing the multi-award solicitation set aside awards for total small businesses. This will greatly increase CYIOS' chance of winning on these multiple awards because; when competing against like size contractors CYIOS is confident that it's expertise, reputation, and proven past performance will beat out other like size contractors.

Through lessons-learned CYIOS management sees the importance of having the confidence backing of a large contractor. When Government agencies see that CYIOS has large successful contractors as bidding partners they put more confidence in the company's ability to perform. CYIOS is working with two very large businesses to cement formal relationships. While this is a benefit to help the company bid and win multiple awards, both large companies have very high interest in the company's XO Office product, one company in particular shares the same philosophy in business process re-engineering that XO provides and could become a welcome backer and adversary of the product.

Below is a chart (figure 1) from our XO Office product, the chart is depicting the work accomplished by the CEO during the third quarter 2006. The chart shows that the CEO is involved on a daily basis in Dept of contracts, Board of Directors, Dept of Human Resources and others as seen on the chart. Each business unit can be further broken down into categories whereas we can see trends of the work being accomplished. It is a prime example of practicing what you preach. In the upcoming 10Q filings, we will be showing more reports with trends and associated costs that most importantly affect the bottom line. If we are doing something that doesn’t work, we will simply stop doing that process or refine it if it is working well. These are the first steps in building a knowledge centric organization and becoming Six sigma & Lean and having total accountability for your COGS.

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

NOTE: A - from Consolidated Condensed Balance Sheet
Subsidiary company WorldTeq Corporation has the Liabilities in Accounts Payable of $370,347.78 and Taxes Payable & Payroll Liabilities of $53,177.07. WorldTeq Corporation is a subsidiary that was inherited as part of the merger in September 2005. This debt is static not recurring or growing.

RESULTS OF OPERATIONS

Total sales for the third quarter 2006 were $468,450 as compared to $611,796 (CYIOS Corporation was $426,830) for the quarter ended September 30, 2005. CYIOS Corporation revenues have increased $41,620 due to expansion of current contracts and newly awarded contracts.

Our net loss for the quarter ending September 30, 2006 was $17,992 or less then $.01 per share, as compared to $108,428 for the same period in 2005. This loss has been significantly reduced. Our investment in the bids and proposals team has paid off and will continue to pay off in upcoming quarters. With this continuing trend, we should be cash flow positive in upcoming quarters.

Cost of sales for the third quarter of 2006 was $85,763 as compared to $108,397 for the same quarter in 2005. The product, eXecutive Officer’s Office is an expense that has not recouped its costs and our profits from services are maintaining the development and sales of the product. eXecutive Officer’s Office is a show case of our performance and capabilities when working toward selling services.

NOTE: B - from Consolidated Statement of Operations
Starting July 1, 2006, Cost of sales has been reduced, as we’ve put some of our overhead on billable contracts. Cost of sales decreased to $85,763 in the third quarter 2006 from $112,494 in the second quarter 2006. We expect this trend to continue and to have a consistent decrease in cost of sales.

General expenses for the third quarter of 2006 were $394,451 as compared to $611,827 for the same quarter in 2005. Currently we are positioned to take new contracts without any major increase in COGS mainly being additional overhead staff to support contracts. We expect this trend to continue and to have a consistent decrease in general expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the period ended September 30, 2006 and 2005 was ($475,574) and ($296,101) respectively. This comparison is different due to the merger 3QTR 2005.

The Company at September 30, 2006 and Year End 2005 had total assets of approximately $272,657 and $756,306 respectively. The total assets have increased by approximately $80,000 from June 30, 2006 to September 30, 2006. The overall reduction was due to a receivable of $525,000 that was not collected.

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

DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, September 30, 2006, we completed an evaluation, under the supervision and with the participation of our management, consisting of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(C) and 15d-14c). Based upon the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in connection with the filing of the annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls over financial reporting during the period ended September 30, 2006 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 09, 2006