Form 10KSB
period 2006-12-31
CYIOS CORP
filed 2007-04-17
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000- 27243

CYIOS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	03-7392107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Pennsylvania Ave, Suite 700 Washington DC 20004
(Address of principal executive offices) (Zip Code)

(703) 294-9933
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

CYIOS Corporation’s Revenue for the most recent fiscal year ended December 31, 2006 was $1,709,907

On December 31, 2006, the aggregate market value of the voting stock of CYIOS Corporation (consisting of common stock, $0.001 par value) held by non-affiliates of the Registrant (3,402,531 shares) was approximately $850,632.75 based on the closing price for such common stock ($0.25) on said date as reported by the OTC Bulletin Board.

As of December 31, 2006, there were 23,356,210 outstanding common shares of CYIOS Corporation common stock.

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

In June of 2005, management of WorldTeq Group International, then called China Print, Inc. was informed by council that Harbin Yinhai decided not to complete the merger transaction because the company was then listed on the pink sheets and not the OTC-BB as the original agreement had called for. Management decided to keep the name China Print, Inc. while searching for a new merger acquisition candidate.

On September 19, 2005, China Print, Inc. (“CHPR”) entered into an agreement with CYIOS Corporation, a District of Columbia corporation and Timothy Carnahan, whereby CHPR would acquire 100% of the issued and outstanding capital stock of CYIOS in exchange for 19,135,000 common shares of stock in CHPR.

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

BUSINESS OVERVIEW

CYIOS Corporation, a Nevada corporation (“CYIOS”) is a holding company made up of two operating subsidiaries: CYIOS Corporation and CKO Corporation. CYIOS Corporation, which bares the same name as the parent company, is an Information Technology (IT) Systems Integrator currently supporting the Department of Defense (DoD) community. CKO is the product arm of CYIOS that offers CKO, an online office management tool for project and knowledge management (KM), collaboration, scheduling and reporting. Currently CYIOS, the holding company, still owns WorldTeq Corporation which was inherited by current management during the acquisition by China Print, Inc. Management has decided to close WorldTeq Corporation sometime by the end 2007. WTC is a dormant entity which has ceased operating in October of 2005. Aero-Financial has agreed to assume $611K of the WorldTeq Corporation debt per the merger and the 8-K filed September, 2005.

Additional information on CYIOS DC, the subsidiary:

CYIOS Corporation is recognized as a premier IT solutions provider for the DoD. Established in 1994 CYIOS has worked closely with the United States military as a small business contractor providing innovative and comprehensive solutions for the Army’s General Officers and other high-level agencies. CYIOS DC wins its business through bidding against other companies for federal and state government contracts. These bids may be done independently or through teaming arrangements with other contractors.

Timothy Carnahan, president and CEO of CYIOS, has over 13 years of executive and technical experience with the highest levels of the U.S. government. When supporting the General Officer Management Office, Mr. Carnahan designed and implemented the first knowledge management system for the Army, America’s Army Online, which became the core for Army Knowledge Online (AKO), the portal that supports over 1.8 million soldiers and civilians worldwide. AKO has become the KM paradigm for the Department of Defense (“DoD”) as it has been an acclaimed success in its worldwide support of the Army. The DoD will increase its KM spending from $387 million in FY 2005 to $524 million in FY 2010, representing a growing market for CYIOS, where KM is the company’s core competency in both product and service support.

With KM as a major focal point for CYIOS, the term and market need further explanation. KM is the name of a concept in which an enterprise consciously and comprehensively gathers, organizes, shares, and analyzes its information in terms of resources, documents, and people skills. In early 1998, it was believed that few enterprises actually had a comprehensive knowledge management practice (by any name) in operation. Advances in technology and the way we access and share information have changed that; it has been proven that successful organizations have some kind of knowledge management framework in place. Knowledge Management involves data mining and some method or operation to share information among users.

CYIOS uses its expertise in KM, performance-based contracting, enterprise management, and web-based application development to bid on U.S. Government contracts. Historically the company has focused on supporting the U.S. Army, but under its new growth strategy it is beginning to look at bids from other DoD agencies as well as all U.S. Government agencies. The first and most important part of the company’s growth strategy is its recent bid with the Department of Homeland Security (DHS).

Additional information on CKO Incorporated:

CKO Corporation launched its CKO product the third week of November 2005. CKO is a robust and user-friendly knowledge management solution created by the same experts who created the original AKO product. The solution has been created for both the government and commercial market. The company operates the site http://ckoapp.cyios.com where customers can sign up for a free 30-day trial.

CKO is a secure, web-based virtual office that uses an array of tools to give any organization the ability to manage and retain knowledge, collaborate data and ideas, and securely store and share information, all for the purpose of making an organization more efficient and therefore more successful. Using the features of CKO, users can manage their entire organization online. Employees access the organization via a virtual CKO from any computer with an Internet connection and web browser. The result: connected, organized and effective business practices.

The tools of our full online office suite include Email, Document and File management, Calendar, Tasks, Meetings, Contacts, Project Management, Reporting, and Timesheet Management. The power of managing knowledge and collaboration is unleashed when all of these individual components are shared and used within an entire organization, a division, or a project team. CKO removes the dependency of working from an organization's office, which frees employees to access their email, documents, projects, contacts, and reports from any geographic location at anytime. Operational costs are also reduced as CKO helps small businesses eliminate the burdensome expenses of owning and maintaining servers, associated software, and an internal or outsourced IT staff.

RECENT DEVELOPMENTS

In April of 2006, CYIOS received certification as a Microsoft Small Business Specialist. Not only does this help the company become more valuable as it reaffirms the company as an expert in its areas of specialty, but also it will help increase business, especially in the commercial sector as Microsoft offers very aggressive sales assistance programs to its small business specialist partners. Recently this has become more significant as the company works with Microsoft on its recent efforts to convert its product, CKO, to work on MS Mobile 5.0/6.0 software for mobile phone PDA’s.

In May of 2006, CYIOS was awarded a $400k, 1 year follow-on contract at the Headquarters Department of the Army Information Management Support Center (IMCEN). The program, End-User Workstation Survey and Post Installation Quality Assurance, makes CYIOS responsible for the inventory assets of over 10,000 Headquarters, Department of the Army customer desktop devices in the preparation for upgrade or replacement; conduct post-installation quality assurance surveys to gauge customer satisfaction; and provide technical support and training to end users for desktop-related issues after an upgrade or replacement.

In June of 2006, CYIOS was awarded a contract to perform work for the U.S. Army's Senior Leadership Development (SLD) under operational control of the Chief of Staff, Army (CSA). The contract is valued at up to $1 million with over $300,000 invoiced by the date of this filing. CYIOS designed and now supports the General Officer Management Office (GOMO) Knowledge Management system. The CSA approved, and the Secretary of the Army endorsed, the realignment of GOMO to include Colonels Division, Officer Personnel Management Directorate, U.S. Army Human Resources Command (HRC) to form the Army Senior Leader Development Office (SLD). CYIOS has been recognized for delivering quality work, outstanding customer service, and ingenuity; and this initiative is to expand its efforts to build a knowledge management system for the Colonel's Branch of SLD.

In July of 2006, CYIOS received a score of 94/100 from the Dun & Bradstreet Open Ratings Past Performance Evaluation. CYIOS scored over 90% in every performance category, including reliability, cost, order accuracy, delivery/timeliness, quality, business relations, personnel, customer support and responsiveness.

In September of 2006 CYIOS Corporation entered into an agreement to set up and own 25% of a joint venture called CLNS LLC. The company retained InterPlan Systems to co-write a proposal for a multi-billion dollar, multi- award contract with a large Federal Agency for this new entity. This joint-venture includes three other small business DoD contractors. This unique arrangement was created to allow a better chance of winning the contract as the past performance from all four company’s combined offered a very solid proposal. Awards are expected August or September 2007.

In January of 2007 CYIOS started off the new year with signing a subcontract providing Change Management services worth $225,000 a year. The work is being performed for DHS and is part of a subcontract with one of the top 10 government contractors.

In February of 2007 CYIOS once again used the services of InterPlan Systems to co-write a proposal for a U.S. Navy agency. This is a large multi-award contract with award decisions expected by the end of the second quarter of 2007.

In March of 2007 CYIOS was awarded a new one-year task order by the Department of Defense, U.S. Army for $330,000. This task order was awarded on Tuesday, March 28, 2007. The company has the opportunity to get this task order renewed two more times, which would ultimately put the total value at approximately $1 million over three years.

2006 EMPLOYEES

As of December 31, 2006 there 22 full time employees in CYIOS Corporation and its subsidiaries in the following capacities:

3.75 full time employees in Executive Management and administration staff; and

1.25 full time in product development and technical operations; and

17 full time employees that are on service contracts on either prime or subcontracted contracts with the United States Government. These employees include but are not limited to:

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
Business Analyst I

There are no collective bargaining agreements in effect. We believe the relationships with our employees are excellent.

ITEM 2. Description of Property

Real Estate: CYIOS Corporation does not have any ownership on physical property. Headquarters is located at leased space at The Ronald Reagan Building, 1300 Pennsylvania Ave, Suite 700 Washington DC 20004.

INTELLECTUAL PROPERTY

The Company’s subsidiary CKO Incorporate is the sole owner of 100% of the intellectual property rights of its online software, CKO. CKO is copyright protected and the company is currently considering the feasibility of patenting certain currently confidential processes used within CKO.

ITEM 3. LEGAL PROCEEDINGS

During 2006 CYIOS Corporation was involved in a trademark infringement with XO Communications; it has been resolved in an equitable manner. None of its subsidiaries were involved in any lawsuits or litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, through the solicitation of proxies or otherwise. The annual shareholder meeting has been postponed to a date in the near future.

PART II

ITEM 5. Market for Common Equity & related Stockholder matters

The company trades on the Over the Counter Bulletin Board market

The closing price of our common stock on the OTC was $0.25 as of December 31, 2005.

We have not declared any cash dividends on the common stock. We intend to retain future earnings, if any, for use in our business and do not anticipate paying regular cash dividends on the common stock.

Approximately 3,500,000 shares of common stock issued to stockholders are available for resale under Rule 144, subject to notice, volume and manner of sale restrictions under that rule As of December 31, 2006, the Company had approximately 23,356,210 shares issued and outstanding of the common stock. As of December 31, 2006, we had approximately 150 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent for the Company is Corporate Stock Transfer, Inc. at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

RECENT SALE OF UNREGISTERED SECURITIES:
There were $0.00 sales made of restricted and unregistered common stock during the year ended December 31, 2006.

OPTIONS AND WARRANTS: There were 1,872,300 options or warrants issued during the year ended December 31, 2006.

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

MANAGEMENTS DISCUSSION AND ANALYSIS

The total sales for CYIOS’ two active subsidiaries CYIOS the subsidiary and CKO Inc, is explained in detail below, total 2006 was $1,709,907 compared to 2005 that was $2,298,802.

The sales for CYIOS subsidiary for the year ending December 31, 2006 is 1,709,907 decreased $63,895 from the equivalent period in 2005 which was $1,773,802. The sales for CKO Inc subsidiary decreased from $0 in 2006 from the equivalent period in 2005 which was $525,000; however, $525,000 was never collected. CKO has no revenue coming in at this time. CYIOS was awarded a contract that only has been active for part of the year in 2006. This is important to note that as we reduced our overhead due to the award and had more revenue coming into 4QTR in 2006. Our net loss for the year ending December 31, 2006 was $889,357 or $0.004 per share, compared to $271,573 for the equivalent period in 2005 or $0.001 per share. The $889,357 net loss is primarily due to our third subsidiary, WorldTeq Corporation.

In addition to the WorldTeq debt, the loss in 2006 was primarily due to the company’s investment in the development of the company’s product CKO and costs incurred from the acquisition. During 2006 management made the decision to expand its operations by attempting to increase its business with the DoD and the rest of the Federal Government. In order to achieve this goal the company must actively bid on request for proposals by the different departments and their agencies. The company has and continues to invest all of its earnings into additional personnel to help achieve this goal. The current financial result of this is a net operating loss which should be re-cooped in future revenues and profits driven by awards. While this type of investment can be fruitful, the company must exude patience, because the cycle of an award of a government contract can be as long as 12 to 18 months. It should be also noted that CYIOS, by using the benefits of its own product CKO, can expand its contract business more then three-fold without having to add any additional overhead expenditures. The costs of running a new contract would only include that of compensation for the contracted personnel.

Cost of sales for the year ended December 31, 2006 increased from the equivalent period in 2005 from 145,693 to 432,360. This increase is due to the 2005 merger. Selling, general and administrative expenses for the period ending December 31, 2006 decreased from the equivalent period in 2005, $252,987 and $536,490 respectively. This is also due to the 2005 merger.

ITEM 7. FINANCIAL STATEMENTS.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
CYIOS Corporation (FKA China Print, Inc.), Inc. and Subsidiaries

I have audited the accompanying consolidated balance sheets of CYIOS Corporation (FKA China Print, Inc.) and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and comprehensive income, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CYIOS Corporation (FKA China Print, Inc.) and Subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Traci J. Anderson, CPA
Huntersville, NC
April 13, 2007

CYIOS Corporation and Subsidiaries

Consolidated Balance Sheet
December 31, 2006

ASSETS
Current Assets:
Cash	$25,305
Accounts Receivable (Note A)	60,647
Other Current Assets	19,913
Total Current Assets	105,865

Property and Equipment:
Property and Equipment	873,528
Accumulated Depreciation	(873,528)
Total Furniture and Equipment	-

TOTAL ASSETS	$105,865

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Line of Credit (Note O)	$100,979
Shareholder Loan Payable (Note M)	49,707
Interest Payable (Note M)	4,971
Taxes Payable (Note L)	13,629
Payroll Taxes Payable (Note L)	46,779
Accounts Payable (Note N)	407,891
Total Liabilities	623,956

Stockholders' Deficit
Convertible Preferred Stock ($.001 par value; 5,000,000 authorized;911,553 issued and outstanding)	911
Common Stock ($.001 par value; 100,000,000 authorized; 26,872,741 issued and outstanding)	26,872
Paid in Capital	23,620,225
Retained Deficit	(24,166,099)
Total Stockholders' Deficit	(518,091)

Total Liabilities and Stockholders' Deficit	$105,865

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries

Consolidated Statement of Operations
For the years ended December 31, 2006 and 2005

	2006	2005
SALES AND COST OF SALES
Sales	$1,709,907	$2,298,802
Cost of Sales	432,360	145,693
Gross Profit	1,277,547	2,153,109

EXPENSES
Selling, general and administrative	252,987	536,490
Payroll Expense	1,177,309	1,580,320
Professional Fees	124,629	74,586
Bad Debt Expense (Note A)	618,756	-
Loss on Worthless Stock	5,400	-
Interest	20,515	26,215
Depreciation and amortization	48,904	207,071
TOTAL EXPENSES	2,248,490	2,424,682

Net Loss from Operations	(970,943)	(271,573)

OTHER COMPREHENSIVE INCOME
Forgiveness of Debt	81,586	-

Net Loss	$(889,357)	$(271,573)
Net (loss) per share--basic and fully diluted	(0.04)	(0.01)
Weighted average shares outstanding	21,792,830	21,567,910

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries/

Consolidated Statement of Cash Flow
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(889,367)	(271,573)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	48,903	170,529
Amortization	-	36,542
(Increase)/Decrease in Accounts Receivable	567,822	(592,554)
(Increase)/Decrease in Other Assets	9,164	(28,229)
Increase/(Decrease) in Payroll Taxes Payable	(141,458)	188,237
Increase/(Decrease) In Taxes Payable	-	13,629
Increase/(Decrease) in Interest Payable	(13,669)	(51,798)
Increase/(Decrease) in Accounts Payable	17,474	50,698
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(401,131)	(484,519)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Increase in fixed assets as a result of merger	-	(71,821)
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	-	(71,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	452,000	629,022
Reduction in Shareholder Receivable	-	(58,500)
Principal Reductions on Shareholder Loan Payable	(137,698)	-
Increase/(Decrease) in borrowings on Line of Credit	62,277	35,675
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	376,579	606,197

NET INCREASE IN CASH AND CASH EQUIVALENTS	(24,552)	49,857

CASH AND CASH EQUIVALENTS:
Beginning of Period	49,857	-

End of Period	25,305	49,857

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

For the years ended December 31, 2006 and 2005

	Common Shares (000's)	Common Stock $	Preferred Shares (000's)	Preferred Stock $	Additional Paid-in Capital	Retained Deficit
Balances, January 1, 2005	1,290,206	$1,290	911,553	911	$22,564,785	$(23,005,159)
Issuance of shares	20,277,704	20,278	-	-	608,744	-
Net Income (loss) for the year	-	-	-	-	-	(271,573)
Balances, December 31, 2005	21,567,910	$21,568	911,553	$911	$23,173,529	$(23,276,732)
Issuance of shares	5,304,831	5,304	-	-	446,696	-
Net Income (loss) for the year	-	-	-	-	-	(889,367)
Balances, December 31, 2006	26,872,741	$26,872	911,553	$911	$23,620,225	$(24,166,099)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES to consolidated financial statements

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity— China Print, Inc. formerly known as WorldTeq Group International, Inc. merged on September 19, 2005 with CYIOS Corporation of Washington DC. During the merger the company’s former CEO notified the public of his resignation and the assignment of a new CEO, CFO, and president, Mr. Timothy Carnahan. After the merger, China Print, Inc. changed its name to CYIOS. The consolidated financial statements of CYIOS Corporation (The Company), formerly China Print, Inc. includes its subsidiary by the same name CYIOS Corporation, in addition to CKO, Inc. and WorldTeq Corporation. The Company, through its subsidiary CYIOS Corporation does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army. The company contracts its services for single and multiple year awards to different US Army and US Government agencies. CKO Incorporated owns a custom designed online office management. The company launched this product in November of 2005 to the general public and commercial businesses. WorldTeq Corporation in the last three years has engaged primarily in the long distance service business and during 2006 it had no operating activity.

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

Revenue Recognition— The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and it is reasonably assured to be collectible. The Company follows SOP 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as it applies to time-and-material contracts. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts pursuant to which a client pays the Company a specified amount to provide only a particular service for a stated time period, or so-called fee-for-service arrangement, is recognized as amounts become billable, assuming all other criteria for revenue recognition are met. The Company recognizes revenue from government contracts.

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

Advertising Costs—Advertising costs are expensed as incurred. For the year ended December 31, 2006, the company incurred $15,029.

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

Income Taxes—Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. During 2006, the following amounts by subsidiary were deemed uncollectible and written off as bad debts:

CKO	$525,000
WTC	93,756
$618,756

Outstanding Accounts Receivable as of December 31, 2006 was $60,647 (CYIOS Subsidiary).

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

Property and Equipment—Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from five to seven years. All of the Company’s assets were fully depreciated during 2006. Depreciation expense for 2006 was $48,904.

Recent Accounting Pronouncements—In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provision. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company has no transactions that would be subject to SFAS 154.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Instruments-an amendment of FASB Statements No. 133 and 140. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 eliminates the need to bifurcate the derivative from its host, as previously required under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedge Accounting. SFAS 155 also amends SFAS 133 by establishing a requirement to evaluate interests in securitized financial assets to determine whether they are free standing derivatives or whether they contain embedded derivatives that require bifurcation. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the Company on or after January 1, 2007. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS 155.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Recent Accounting Pronouncement (cont’)

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets”. SFAS 156 addresses the accounting for recognized servicing assets and servicing liabilities related to certain transfers of the servicer’s financial assets and for acquisitions or assumptions of obligations to service financial assets that do not relate to the financial assets of the servicer and its related parties. SFAS 156 requires that all recognized servicing assets and servicing liabilities are initially measured at fair value, and subsequently measured at either fair value or by applying an amortization method for each class of recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The adoption of SFAS 156 is not expected to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. This interpretation prescribes recognition of threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. This Statement is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. Early adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position, but the Company is evaluating the Statement to determine what impact, if any, it will have on the Company.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)
Recent Accounting Pronouncement (cont’)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulate other comprehensive income in shareholders’ equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. The Company currently Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2006 and 2005 is summarized as follows:
Cash paid during the years for interest and income taxes:
	2006	2005
Income Tax	$-	$-
Interest	$20,515	$26,215

NOTE C—FINANCING FACILITY

During the year ended December 31, 2003 the Company entered into an accounts receivable financing facility for a maximum of $500,000 with an unrelated third party. Collateral for the facility is a first security interest in all corporate assets and a personal guarantee of the Company’s shareholder. The Company pays a 2% fee for each advance and interest accrues on all advances at a floating rate, at the prime rate published in the Wall Street Journal plus 2% (7.25% at December 31, 2006). The Company is advanced 90% of Prime government contract invoices and 85% of subcontract, credit worthy, commercial accounts. The advances are used for general corporate working capital. Residual, or holdback amounts, less fees and interest, are remitted to the Company when payments are received from the government. Substantially all of the Company’s revenue stream and accounts receivables are factored through this facility.

NOTE D—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there from, there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2006 is as follows:

Total Deferred Tax Asset	$2,664,591
Valuation Allowance	(2,664,591)
Net Deferred Tax Asset	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the year ended December 31, 2006 is as follows:

	2006	2005
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	4%	4%
Total	38%	38%
Valuation allowance	-38%	-38%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $339,540 and $103,197 in 2006 and 2005, respectively. No tax benefits have been recorded for the nondeductible (tax) expenses (including stock for services) totaling $17,210,808.

NOTE D—INCOME TAXES (CONT’D)

As of December 31, 2006, the Company had federal and state net operating loss carry forwards as follows:
Amount	Expiration
$354,164	2017
478,371	2018
2,028,880	2019
713,564	2020
971,296	2021
432,497	2022
298,634	2023
516,946	2024
271,572	2025
893,526	2026
$6,959,450

NOTE E—GOING CONCERN

As shown in the accompanying financial statements, the Company has recurring losses from operations to date. During 2006, the Company had a net loss of $893,526, a net deficiency of $24,170,258 and a net working capital deficit of $522,260.

Management believes that its actions presently being taken to raise equity capital, seek strategic relationships and alliances, and build its marketing efforts to generate positive cash flow provide the means for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE F—CONCENTRATION

The Company is either a prime or sub contractor on contracts with the Titan Corporation, Information Management Support Center (IMCEN) and GOMO/SLD. Loss of these contracts could have a material effect upon the Company’s financial condition and results of operations.

NOTE G—SEGMENT REPORTING

The Company has six reportable segments—WTC, DTC, WTEQ, CKO, China Print, and CYIOS.

Net Sales by Segment
	WTC	DTC	WTEQ	CKO	China Print	CYIOS	Totals
Sales, net	$-	$-	$-	$-	$-	$1,709,907	$1,709,907
Cost of Sales	-	-	-	-	-	432,360	432,360
Gross Profit	$-	$-	$-	$-	$-	$1,277,547	$1,277,547

Profit/(Loss) by Segment
	WTC	DTC	WTEQ	CKO	China Print	CYIOS	Totals
Net (Loss)	$(75)	$-	$-	$(541,279)	$(11,453)	$(336,719)	$(889,526)

The accounting policies used for segment reporting are the same as those described in Note A “Summary of Significant Accounting Policies”;

NOTE H—EQUITY

During 2005, the Company issued 20,277,704 common shares for cash and as a result of the acquisition of CYIOS Corporation. No warrants were granted or exercised during 2005.

During 2006, the Company issued 0 common shares for cash. 1,872,300 options/warrants were granted or exercised during 2006.

NOTE K—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator. Individuals who have been employed for one month and reached the age of 21 years are eligible to participate. Employees may contribute up to the legal amount allowed by law. The Company matches one-half of the employee’s contribution up to a maximum of 4% of the employee’s wages. Employees are vested in the Company’s contribution 25% a year and are fully vested after four years. The Company’s contributions for the year ended December 31, 2006 was $17,203.

NOTE L—COMMITMENTS/LEASES

The Company entered into a lease agreement on July 8, 2005 for an office space. In October of 2006, the lease was renewed for 12 months and expires September 30, 2007. Monthly fees are $1,040.00. The Company’s estimated future yearly minimum lease obligations are as follows:

For the year ending December 31, 2007 $12,480.00

Total rent expense for 2006 was $26,771.00.

NOTE M—SHAREHOLDER LOANS

The Company has a Note Payable with one of its officers and major shareholders. The note is payable on demand and bears no interest. The Company calculated imputed interest on this note using a rate of 15%. The effects of these notes are included in the consolidated financial statements therein. The outstanding balance as of December 31, 2006 is $49,707. Accrued interest for the year on this outstanding note was $4,971.

NOTE N—ACCOUNTS PAYABLE

The breakdown of Accounts Payable is as follows categorized by subsidiary:

WTC	$370,348
WTEQ	17,068
CYIOS	20,475
$407,891

NOTE O—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America. The line of credit for CKO is 11.75% interest and the line of credit for China Print, Inc. is 14.25%. The outstanding balances of the line of credit by Subsidiary as of December 31, 2006 are as follows:

CKO	$45,929
China Print	55,050
$100,979

NOTE P—TAXES PAYABLE AND PAYROLL TAXES PAYABLE

As of December 31, 2006, the Company’s subsidiary WTC owed $13,629 in income taxes to the IRS.

As of December 31, 2006, the Company’s subsidiaries owed the following in payroll taxes:

WTC	$27,373	*
DTC	2,205	*
WTEQ	9,368	*
CYIOS	7,833
	$46,779

*The Company is in negotiations with the IRS to satisfy these debts which were incurred prior to the merger in 2005.

NOTE Q—Other Information

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

ITEM 8. Changes in and disagreements with accountants and on accounting and financial disclosure

On September 14, 2005, China Print, Inc. (“CHPR”) finalized its change of auditors. On or about June 9, 2005, CHPR contacted the accounting firm of Traci J. Anderson, CPA, to review the unaudited financial statements included in its Form 10-QSB for the quarter ended March 31, 2005, on the assumption that an auditor other than the auditor of record could review interim quarterly financial statements. At that point, CHPR was still using its then-current auditors, Malone & Bailey, PC, to conduct its annual audits. Traci J. Anderson conducted the review of the financial statements in the Form 10-QSB for the quarter ended March 31, 2005, which was filed on June 15, 2005. Ms. Anderson also reviewed the financial statements in the Form 10-QSB for the quarter ended June 30, 2005, which was filed on or about August 23, 2005. Malone & Bailey, PC did not review the financial statements in the Forms 10-QSB for the quarters ended March 31, 2005 or June 30, 2005.

On or about June 28, 2005, Malone & Bailey communicated with CHPR management its concern that it had been dismissed as auditors, and on June 29, 2005, management sent Malone & Bailey a letter saying they had not been dismissed. However, based on the fact that CHPR had been using Ms. Anderson’s firm to review the interim unaudited financial statements, management decided to formally dismiss Malone & Bailey as its auditor of record, and to engage Traci J. Anderson as its new auditor, both actions to be effective September 14, 2005. Malone & Bailey, PC has been authorized to respond fully to the inquiries of CHPR’s successor accountant concerning the subject matter of these events.

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

We did not discuss with Traci J. Anderson, CPA any questions regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered, either before we contacted her on June 9 to review our unaudited quarterly financial statements or before we formally engaged her as our auditor on September 14, 2005.

Item 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, December 31, 2006, we completed an evaluation, under the supervision and with the participation of our management, consisting of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(C) and 15d-14c). Based upon the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the fiscal year ended December 31, 2006.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls over financial reporting during the fiscal year ended December 31, 2006 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B OTHER INFORMATION - none

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
 The following table sets forth information regarding the executive officers and directors of the Company as of March 31, 2006.

Name	Age	Position	Since

Timothy W. Carnahan	39	President, Treasurer and Chairman of the Board of Directors	September 2005

Jeffrey Lieberman	39	Secretary and Director	September 2005

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

FAMILY RELATIONSHIPS

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

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	Other ($)
Timothy Carnahan	2005				N/A
CEO, President,
Treasurer and Chairman of the Board		142,000			N/A

Jeffrey Lieberman,	2005	60,000
Secretary and
Director					N/A

(c) LONG TERM INCENTIVE PLAN AWARDS. No long-term incentive plans have been awarded.

(d) COMPENSATION OF DIRECTORS. No salary or regular compensation is paid to our directors. Our directors are entitled to reimbursement of out of pocket expenses incurred in connection with their duties as directors. To date, no such expenses have been requested or paid.

(e) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT. - None

(f) REPORT ON REPRICING OF OPTIONS/SARs. None. PAST OPTIONS/SARS-ALL EXPIRED

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

TITLE OF CLASS	NAME AND ADDRESS	Number of	% OF

Common	Timothy Carnahan	15,645,000	67%
	1300 Pennsylvania Ave Suite 700 NW
	Washington DC 20007

Common	Jeffrey Lieberman	1,289,000	5%
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. Total annual audit fees billed for professional services rendered by Malone and Bailey PLLC during 2005 Malone & Bailey’s fees only included reviews of Q1 and Q2 for a total of $6,000. The company then changed auditors and the 3rd Quarter review and complete Audit for the fiscal year ending December 31, 2005 was done by Traci Anderson, CPA for a total of $17,000 and continued to have Traci Anderson review Q1, Q2 and Q3 of 2006 for approximately $4,500.

ALL OTHER FEES:
Paul Beeks, is the internal CPA for CYIOS Corporation and fees for internal accounting amounted to approximately 6000.00 for year of 2006.

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

Dated: April 17, 2007