Form 10QSB
period 2007-03-31
CYIOS CORP
filed 2007-05-15
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2007
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

(703) 294-9933
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
☒ Non-accelerated filer
Indicate by check mark whether the  registrant  is a shell  company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 23,680,210.00 common stock shares, par value $0.001, as of March 31, 2007.

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

The forward-looking statements contained in this Report also may be impacted by future economic conditions. Any adverse effect on general economic conditions and consumer confidence may adversely affect the business of the Company. CYIOS Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition, readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

Part I - FINANCIAL INFORMATION
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

CYIOS Corporation, Inc. and Subsidiaries

Consolidated Condensed Balance Sheet (Unaudited)
As of March 31, 2007

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$60,778
Accounts Receivable	39,441
Other Current Assets	5,850
Loan to Shareholder	16,213
TOTAL CURRENT ASSETS	122,282

PROPERTY AND EQUIPMENT
Property and Equipment	873,529
Accumulated Depreciation	(873,529)
Net Property and Equipment	-

TOTAL ASSETS	$122,282

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Line of Credit	$100,979
Shareholder Loan Payable	35,916
Interest Payable	4,971
Taxes Payable (NOTE A)	13,629
Payroll Taxes Payable (NOTE A)	46,588
Accounts Payable (NOTE A)	395,649
TOTAL LIABILITIES	597,732

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 911,553 issued and outstanding)	911
Common Stock ($.001 par value, 100,000,000 shares authorized: 27,101,741 shares issued and outstanding)	27,101
Additional Paid-in-Capital	23,628,232
Retained Deficit	(24,131,694)
TOTAL STOCKHOLDERS' DEFICIT	(475,450)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$122,282

CYIOS Corporation, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)
For the three months ended March 31, 2007 and 2006

	2007	2006
SALES AND COST OF SALES:
Sales	$566,018	$416,332
Cost of sales	125,301	95,306
Gross Profit	440,717	321,026

EXPENSES:
Selling, general and administrative	381,638	316,095
Professional Fees	22,574	19,442
Bad Debt	-	525,000
Interest Expense	2,100	5,444
	406,312	865,981

NET INCOME/(LOSS)	$34,405	$(544,955)

Basic and diluted income (loss) per share	$0.002	$(0.025)

Weighted Average Shares Outstanding	21,686,732	21,567,910

CYIOS Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$34,405	$(544,955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	41,849
(Increase)/Decrease in Accounts Receivable	21,206	526,303
(Increase)/Decrease in Other Assets	14,063	7,970
Increase/(Decrease) In Taxes Payable	(191)	(138,284)
Increase/(Decrease) in Accounts Payable	(12,242)	(9,294)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	57,241	(116,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock/capital contributions	8,236	94,581
Shareholder's Loan Receivable	(16,213)	-
Increase/(Decrease) in Shareholder Loan Payable	(13,791)	(13,265)
Increase/(Decrease) in borrowings on Notes Payable	-	(60,903)
Increase/(Decrease) in borrowings on Line of Credit	-	65,342
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES	(21,768)	85,755

NET INCREASE IN CASH AND
CASH EQUIVALENTS	35,473	(30,656)

CASH AND CASH EQUIVALENTS:
Beginning of Period	25,305	49,857

End of Period	$60,778	$19,201

CYIOS CORPORATION. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

The consolidated financial statements of CYIOS Corporation, includes its subsidiary by the same name CYIOS Corporation, in addition to CKO, Inc. and WorldTeq Corporation. The Company, through its subsidiary CYIOS Corporation does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army. The company contracts its services for single and multiple year awards to different US Army and US Government agencies. CKO Incorporated owns a custom designed online office management tool called CYIPRO “C Your Integrated Projects” (www.CYIPRO.com).

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

REVENUE RECOGNITION

The Company recognizes revenue from government contracts and sales from our product CYIPRO.

NET LOSS PER SHARE OF COMMON STOCK

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

BASIS OF PRESENTATION

The interim financial statements and summarized notes included herein were prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with accounting principals generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in CYIOS Corporations 10Ksb filed April 17th, 2007 . These interim financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results.

Item 2. Management’s Discussion and Analysis

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

Corporate Overview

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

CKO Incorporated is CYIOS’ product subsidiary, which offers CYIPRO, an internally-developed online office management platform that has been modeled after Army Knowledge Online (AKO). CYIOS built the prototype for AKO, which now servers over 1.8 million Army users worldwide.  CYIPRO was developed as an agency-level business transformation solution in response to Government initiatives in teleworking led by OPM and GSA; the President’s Management Agenda and its focus on retaining human capital; FISMA, HSPD-12 and PKI for secure communications through common access cards; Lean Six Sigma to improve workflow and reduce redundancies; and the Clinger-Cohen Act to improve efficiencies in technology. CYIPRO has been positioned to work in conjunction with the AKO model to sell as a customized product to Federal, State and Local Governments. This, in turn, can lead to growth in service contracts for business transformation and modernization solutions.

Recent Developments

In May of 2007, after a month of discussions, CYIOS began working, in a type of sub-contracting environment, with a large Federal Government contractor, to place CYIOS personnel on already existing Government contracts.   As of May 10th, CYIOS has been asked to fill over a dozen different Top Secret positions, ranging from system administrators and application developers to UNIX and CISCO engineers.

During the first quarter of 2007, CYIOS began converting its virtual office project management product into a .net environment with the main goal of allowing the product to work on Microsoft Mobile 5.0 and upcoming versions.  This enables the product to work on any PDA (Personnel Digital Assistant) and cell phone device that has Internet access utilizing the MS Mobile browser. CYIOS has renamed the product CYIPRO (C-Your Integrated Projects).

To take advantage of the very low cost of Mobile Internet access in the United Kingdom, in early May of 2007, CYIOS completed negotiations, with an initial sale, with a partner in the United Kingdom to resell and distribute CYIPRO through a network of VAR’s (Value Added Resellers).

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

FINANCIAL CONDITION

We currently have limited financial resources but the company is able to support its 25+ member staff in addition to its investment in operations (bids and proposals team) and products, like the development of CYIPRO. The bids and proposals team and management infrastructure of current contracts has been successful in generating more revenue necessary for growth and profit.

RESULTS OF OPERATIONS

NOTE: A – from Consolidated Condensed Balance Sheet
Subsidiary company WorldTeq Corporation has the Liabilities in Accounts Payable of $370,347.78 and Taxes Payable & Payroll Liabilities of $53,177.07.  WorldTeq Corporation is a subsidiary that was inherited as part of the merger in September 2005.  This debt is static, not recurring or growing.

Total sales for the first quarter 2007 were $566,018 as compared to $416,332 for the quarter ended March 31, 2006, an increase of over 35%.   CYIOS Corporation revenues have increased due to expansion of current contracts and newly awarded contracts.

Our net income for the quarter ending March 31, 2007 was $34,405 as compared to ($544,955) for the same period in 2006.  Our net income has increased significantly. Our investment in the bids and proposals team has paid off and will continue to pay off in upcoming quarters.  This is the company’s first profitable quarter since the 2005 merger with WorldTeq with a net income per share of .002 compared to a net loss per share of (.025) during the same period in 2006.  Profits were realized for this first time even while the company has continued to invest in CYIPRO, the company’s virtual office project management tool. With this upward trend, we should continue to see increased revenues and profitability, with positive cash flow, in upcoming quarters.

Cost of sales for the first quarter of 2007 was $125,301 as compared to $95,306 for the same quarter in 2006.  The product, CYIPRO, is an expense that has not recouped its costs and our profits from services are maintaining the development and sales of the product.  While using its own product is a major benefit to the company’s management, CYIPRO also serves as a showcase for our performance and capabilities when working toward selling services.

General expenses for the first quarter of 2007 were $406,312 as compared to $865,981 for the same quarter in 2006.  This is a significant decrease and is due in part to the benefits the company receives from using CYIPRO, which now positions us to take on new contracts without any major increase in COGS, mainly being additional overhead staff to support contracts.  We expect this trend to continue and to have a consistent decrease in general expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the period ended March 31, 2007 and 2006 was $57,241 and ($116,411) respectively. This improvement is based upon lowering our overhead and generating more business on our service contracts.

The Company, at March 31, 2007 and Year End 2006, had total assets of approximately $122,282 and $105,865 respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with any party.

Critical Accounting Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since 2000 nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements.

"Summary of Significant Accounting Policies" in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10Ksb for the fiscal year ended December 31, 2006

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We have  interest  rate  exposure  relating  to  certain  long-term obligations.  The interest rates on the Term Loans are NOT affected by changes in market interest rates. We do not believe we have significant risks due to changes in interest rates.

Item 4. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, March 31, 2007, we completed an evaluation, under the supervision and with the participation of our management, consisting of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(C) and 15d-14c). Based upon the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in connection with the filing of the annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls over financial reporting during the period ended March 31, 2007 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.
Not applicable

Item 1A. Risk Factors.
All contracts are performance based and if performance metrics are not met, the contract could be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None to report

Item 3. Defaults Upon Senior Securities.
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable

Item 5. Other Information.
Not Applicable

Item 6. Exhibits.
Attached

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

Date:  May 15th, 2007