Form 10QSB
period 2007-06-30
CYIOS CORP
filed 2007-08-20
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2007
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
☒  Non-accelerated filer
Indicate by check mark whether the  registrant  is a shell  company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 23,824,210 common stock shares and 29,713.000 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of June 30th, 2007.

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

CYIOS Corporation, Inc. and Subsidiaries

Consolidated Condensed Balance Sheet (Unaudited)
As of June 30, 2007

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$50,141
Accounts Receivable	58,041
Other Current Assets	7,400
Loan to Shareholder	31,595
TOTAL CURRENT ASSETS	147,177

TOTAL ASSETS	$147,177

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Line of Credit	$100,979
Shareholder Loan Payable	25,350
Interest Payable	12,714
Taxes Payable	13,629
Payroll Taxes Payable	46,606
Accounts Payable	407,097
TOTAL LIABILITIES	606,375

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized:29,704 issued and outstanding)	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 23,824,210 shares issued and outstanding)	23,824
Additional Paid-in-Capital	23,630,397
Accumulated Deficit	(24,113,449)
TOTAL STOCKHOLDERS' DEFICIT	(459,198)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$147,177

CYIOS Corporation, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)
For the period ended June 30,

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
SALES AND COST OF SALES:
Sales	$600,601		$397,887	$1,166,619		$792,327
Cost of sales	334,432		134,387	614,247		207,800
Gross Profit	266,169		263,500	552,372		584,527

EXPENSES:

Selling, general and administrative	39,399		30,707	99,825		69,976
Payroll Expense	140,947		264,531	260,092		467,805
Employee Benefit Expense	29,800		18,657	70,695		39,709
Consulting Expense	6,050		19,343	11,204		34,785
Bad Debt Expense	-		-	-		525,000
Depreciation Expense	-		7,054	-		49,111
Professional Fees	21,989		51,230	44,562		65,672
Interest Expense	8,738		3,547	13,344		8,991
	246,922		395,069	499,722		1,261,050

NET INCOME/(LOSS)	$19,246		$(131,568)	$52,650		$(676,523)

Basic and diluted income (loss) per share	$0.001	$	<(0.01)	$0.002	$	<(0.01)

Weighted Average Shares Outstanding	23,774,880		21,595,070	23,616,972		21,581,490

CYIOS Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$52,650	$(676,523)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	48,904
Common Shares issued for employee compensation, net	4,243	-
Changes in Assets and Liabilities:
Decrease in Accounts Receivable Written Off as Bad Debt	-	525,000
(Increase)/Decrease in Accounts Receivable	2,606	(511)
(Increase)/Decrease in Other Assets	12,513	2,120
Increase/(Decrease) In Interest Payable	7,743	-
Increase/(Decrease) In Taxes Payable	(173)	(141,417)
Increase/(Decrease) in Accounts Payable	(794)	(3,004)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	78,788	(245,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,000	308,128
(Increase)/Decrease Shareholder's Loan Receivable	(55,952)	(16,213)
Increase/(Decrease) in borrowings on Notes Payable	-	(109,540)
Increase/(Decrease) in borrowings on Line of Credit	-	57,259
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(53,952)	239,634

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,836	(5,797)

CASH AND CASH EQUIVALENTS:
Beginning of Period	25,305	49,857

End of Period	$50,141	$44,060

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$13,344	$8,991

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock and Warrants issued in exchange for services	$4,243	$-

CYIOS CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

(Unaudited)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim financial statements and summarized notes included herein were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in CYIOS Corporations 10Ksb filed April 17th, 2007. These interim financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results

USE OF ESTIMATES

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

PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of five years.  Depreciation expense was $0 and $48,904 respectively for the six months ended June 30, 2007 and 2006.

REVENUE RECOGNITION/CONTRACTS

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and it is reasonably assured to be collectible. The Company follows SOP 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as it applies to time-and-material contracts. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts pursuant to which a client pays the Company a specified amount to provide only a particular service for a stated time period, or so-called fee-for-service arrangement, is recognized as amounts become billable, assuming all other criteria for revenue recognition are met.  We recognize revenue from government contracts and sales from our product CYIPRO. CYIOS Corporation has contracts extending out until 2010.  All contracts are with the DoD and are in good standing.  CYIOS Corporation certifies that it is not on the Debarred/Suspended Contractors List.  This has been verified by checking the GAO,  Excluded Parties List system http://epls.arnet.gov and www.pogo.org (Project on Government Oversight). DoD and government contracts are the primary method to bring revenue into the company.

NET LOSS PER SHARE OF COMMON STOCK

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

PREFERRED STOCK

During 2005, we authorized a reverse split 30:1 of all common and preferred shares outstanding.  During 2005, the common shares were converted 30 for 1, but the preferred shares were not in error.  We have corrected this error by applying the reverse split to our preferred shares outstanding.  The outstanding preferred shares before the split is 891,109 and preferred shares outstanding after the 30:1 reverse split is 29,704.  This correction is reflected on our current Balance Sheet in the Stockholders’ Deficit section.

COMMON STOCK TRANSACTIONS

The following table recaps the capital account transactions occurring during the 1st and 2nd quarters of 2007:

Month/Description of transaction	Number of shares	Price per share	Total Value
January--stock issued for consultant services	50,000	$0.005	$250
February--stock issued for consultant services	50,000	0.0050	250
February--stock issued for employee services	75,000	0.0100	750
March--stock issued for employee services	54,000	0.0500	2,700
April--stock issued for consultant services	50,000	0.0100	500
April--stock issued for employee services	26,000	0.0500	1,300
April--stock issued for employee services	75,000	0.0100	750
May--stock issued for employee services	4,000	0.3000	1,200
May--stock issued for employee services	25,000	0.0100	250
May--stock issued for consultant services	50,000	0.0100	500
June--stock issued for consultant services	50,000	0.0100	500
June--stock issued for employee services	15,000	0.0500	750
	524,000		$9,700.00

STOCK OPTIONS AND WARRANTS

On April 21, 2006, the company instituted a New Employee Stock Option Plan (New Plan) which voids the Old Employee Stock Option Plan instituted in 2004.  Briefly, the purpose of the New Plan is to be carried out by issuing incentive stock options and nonqualified options pursuant to the New Plan (hereinafter referred to as "Options") to one or more key employees of the Company, as determined by the Administrator at the time of the grant. It is intended that to the maximum extent permissible under the Plan, Options shall constitute incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the internal Revenue Code (the "Code") and that to the extent not so permissible, such Options shall not constitute Incentive Stock Options ("Nonqualified Stock Options"). For purposes of the Plan, all references to a subsidiary or subsidiaries shall include only wholly-owned subsidiaries of the Company.

Outstanding stock options and warrants as of December 31, 2006 are as follows:

		Weighted		Weighted
		average		average
		price per		price per
	Options	share	Warrants	share
Outstanding at December 31, 2003	1,232,000	$0.29	4,036,650	$0.66

Year ended December 31, 2004
Granted	2,350,000	0.13	9,000,000	0.05
Exercised	-	-	(9,000,000)	0.05
Expired	-	-	(886,650)	2.45
Outstanding at December 31, 2004	3,582,000	0.19	3,150,000	0.16

Year ended December 31, 2005
Granted	-	-	-
Exercised	-	-	-
Expired	(87,000)	0.19	-	-
Outstanding at December 31, 2005	3,495,000	0.19	3,150,000	0.16

Year ended December 31, 2006
Granted	1,876,300	0.30	-
Exercised	(1,872,300)	0.30	-
Expired	(145,000)	0.29	(3,150,000)	0.16
Options cancelled and replaced by new option plan	(3,350,000)*	0.18	-	-
Outstanding at December 31, 2006	4,000	0.30	-	-

*	These options were issued under the plan from 2004, the options have been cancelled and superseded by the 2006 plan.

STOCK OPTIONS AND WARRANTS (CONT’D)

Outstanding stock options and warrants as of June 20, 2007 are as follows:

		Weighted		Weighted
		average		average
		price per		price per
	Options	share	Warrants	share
Outstanding at December 31, 2005	3,495,000	0.19

Year ended December 31, 2006
Granted	1,876,300	0.30	-
Exercised	(1,872,300)	0.30	-
Options cancelled and replaced by new option plan	(3,495,000)*	0.19	-	-
Outstanding at December 31, 2006	4,000	0.19	-	-

For the six months ended June 30, 2007
Granted	520,000	0.02	-
Exercised from 2006	(4,000)	0.30
Exercised from 2007	(520,000)	0.02	-
Expired	-	0.19	-	-
Outstanding at June 30, 2007	-	0.19	-	-

*	These options were issued under the plan from 2004, the options have been cancelled and superseded by the 2006 Plan. The remaining authorized to be granted is 603,700.

GOING CONCERN

We have had recurring losses from operations to date.  During 2006, we had a net loss of $893,526, a net deficiency of $24,170,258 and a net working capital deficit of $522,260.  During the second quarter 2007 we showed a net profit of $19,246 as compared to a net loss ($131,568) for the same period in 2006.

Management believes that actions presently being taken to raise equity capital, seek strategic relationships and alliances, and build its marketing efforts to generate positive cash flow provide the means for us to continue as a going concern. The unaudited financial statements included with this 10-QSB do not include any adjustments that might result from the outcome of this uncertainty.

SHAREHOLDER LOANS/RELATED PARTY

We have a Loan Outstanding with one of our officers and major shareholders.  The note is payable on demand and bears no interest.  The total amount of the Loan Receivable Outstanding is $6,245.

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

Recent Developments

This section has two parts, contracts and ongoing strategy for partnerships and our product CYIPRO.

In May of 2007, after a month of discussions, CYIOS began working, in a type of sub-contracting environment, with a large Federal Government contractor, to place CYIOS personnel on already existing Government contracts.   As of May 10th, CYIOS has been asked to fill over a dozen different Top Secret positions, ranging from system administrators and application developers to UNIX and CISCO engineers. This is an ongoing effort to work on this contract. We have not to date started any work. We do anticipate starting and recognizing revenue in September.

In March of 2007 CYIOS was awarded a new one-year task order by the Department of Defense, U.S. Army for $330,000. This task order was awarded on Tuesday, March 28, 2007. The company has the opportunity to get this task order renewed two more times, which would ultimately put the total value at approximately $1 million over three years. This is ongoing an in good standing. Contract has a period until 2010.

In February of 2007 CYIOS once again used the services of InterPlan Systems to co-write a proposal for a U.S. Navy agency. This is a large multi-award contract with award decisions expected by the end of the second quarter of 2007. We have conducted our pre-audit and are in the final stages to complete the audit. It is standard for DCAA to perform audits of contractors before work can commence. Although due to issues out of our control, this has been a lengthy process. We hope to begin biding on task orders and could recognize revenue by the end of October. We do plan on expanding our team with another large partner in order to further our capabilities. This would be subject to review and approval.

In January of 2007 CYIOS started off the New Year with signing a subcontract providing Change Management services worth $225,000 a year. The work is being performed for DHS and is part of a subcontract with one of the top 10 government contractors. This contract is in good standing and has been extended.

In September of 2006 CYIOS Corporation entered into an agreement to set up and own 25% of a joint venture called CLNS LLC. The company retained InterPlan Systems to co-write a proposal for a multi-billion dollar, multi- award contract with a large Federal Agency for this new entity. This joint-venture includes three other small business DoD contractors. This unique arrangement was created to allow a better chance of winning the contract as the past performance from all four companies’s combined offered a very solid proposal. Awards are expected August or September 2007. We are patiently waiting a award decision in the next 30 to 60 days.

In June of 2006, CYIOS was awarded a contract to perform work for the U.S. Army's Senior Leadership Development (SLD) under operational control of the Chief of Staff, Army (CSA). The contract is valued at up to $1 million with over $300,000 invoiced by the date of this filing. CYIOS designed and now supports the General Officer Management Office (GOMO) Knowledge Management system. The CSA approved, and the Secretary of the Army endorsed, the realignment of GOMO to include Colonels Division, Officer Personnel Management Directorate, U.S. Army Human Resources Command (HRC) to form the Army Senior Leader Development Office (SLD). CYIOS has been recognized for delivering quality work, outstanding customer service, and ingenuity; and this initiative is to expand its efforts to build a knowledge management system for the Colonel's Branch of SLD. We are in the process of expanding this contract with a modification for the training and development section of the Colonel branch. We are also expecting to recomplete this contract for an award of five years. If successful, this contract would extend out til 2012.

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

About our product CYIPRO, during the first quarter of 2007, CYIOS began converting its virtual office project management product into a .net environment with the main goal of allowing the product to work on Microsoft Mobile 5.0 and upcoming versions.  This enables the product to work on any PDA (Personnel Digital Assistant) and cell phone device that has Internet access utilizing the MS Mobile browser. CYIOS has renamed the product CYIPRO (C-Your Integrated Projects). The prototype is 90% complete and we will be presenting to the Army and to Large integrators for the possibility of licensing our product. We also have engaged with Microsoft to become a ISV in Microsoft SQL product line and Mobile 6.0 operating system. This is a unique opportunity in that there are only 250 companies that have applications in this area. Our product is an enterprise project management system that provides solutions to meet the needs of a consultant or a program manager of multiple teams. See www.cyipro.com for more information.

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

To take advantage of the very low cost of Mobile Internet access in the United Kingdom, in early May of 2007, CYIOS completed negotiations, with an initial sale, with a partner in the United Kingdom to resell and distribute CYIPRO through a network of VAR’s (Value Added Resellers). This effort is on hold until we accomplish our presentations above.

FINANCIAL CONDITION

We currently have financial resources but to support its 25+ member staff in addition to its investment in operations (bids and proposals team) and our product, CYIPRO. The bids and proposals team and management infrastructure of current contracts has been successful in generating more revenue necessary for growth and profit. We are profitable and have outstanding bids awaiting to be awarded and in the process of pre award audit. Over the last quarter, we have sustained and shown growth and are continuing along that successful path.

RESULTS OF OPERATIONS

Total sales for the 2nd quarter 2007 were $600,601 as compared to $397,887 for the 2nd quarter 2006, an increase of approximately 33%.   This is a result in winning a contract in 1st QTR and sustaining it.

Our net income for the 2nd quarter 2007 was $19,246 as compared to ($131,568) for the same period in 2006. Our investment in the bids and proposals team has paid off and will continue to pay off in upcoming quarters.  Profits are continued to be realized and the company has continued to invest in CYIPRO, the company’s virtual office project management tool. Cost of Sales and General Expenses can best be described as contracted services being rendered. We have to pay higher than average salaries to employ the best trained staff and we further have to offer the best benefits for these staff.  We are continuing to be successful with our strategy and remain profitable.

NOTE: A – from Consolidated Condensed Balance Sheet – page 1
WorldTeq Corporation has the Liabilities in Accounts Payable of $370,347.78 and Taxes Payable & Payroll Liabilities of $43,206.32. WorldTeq Corporation is an inactive company.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by or (used in) operating activities for the 2nd quarter, 2007 was $74,545 as compared to $(245,431) for the same period in 2006. This improvement is based upon lowering our overhead and generating more business on our service contracts.

The Company, as of 2nd quarter, 2007 has $147,177 in assets as compared to $105,865 for the Year End 2006.

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

Item 4. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, June 30, 2007, we completed an evaluation, under the supervision and with the participation of our management, consisting of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(C) and 15d-14c). Based upon the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in connection with the filing of the annual report on Form 10-KSB for the fiscal year ended December 31, 2006.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls over financial reporting during the period ended June 30, 2007 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date:  August 14th, 2007