Form 10QSB
period 2007-09-30
CYIOS CORP
filed 2007-11-14
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2007
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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
☒ Non-accelerated filer
Indicate by check mark whether the  registrant  is a shell  company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes     ☒ No
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 24,104,210 common stock shares and 29,713.000 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of September 30th, 2007.

Note Regarding FORWARD-LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part Item 2 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION and Part II Item 1a Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.

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

CYIOS Corporation, Inc. and Subsidiaries
Consolidated Condensed Balance Sheet (Unaudited)
As of September 30, 2007

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$58,987
Accounts Receivable	38,144
Other Current Assets	4,900
Loan to Shareholder	33,596
TOTAL CURRENT ASSETS	135,627

TOTAL ASSETS	$135,627

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Line of Credit	$99,808
Interest Payable	18,640
Taxes Payable	13,629
Payroll Taxes Payable	38,757
Accounts Payable	387,413
TOTAL LIABILITIES	558,247

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 issued and outstanding)	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 24,104,210 shares issued and outstanding)	24,104
Additional Paid-in-Capital	23,652,621
Accumulated Deficit	(24,099,375)
TOTAL STOCKHOLDERS' DEFICIT	(422,620)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$135,627

CYIOS Corporation, Inc. and Subsidiaries
Consolidated Statement of Operations (Unaudited)
For the period ended September 30, 2007 and 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
SALES AND COST OF SALES:
Sales	$518,943	$468,450	$1,661,365	$1,260,777
Cost of sales--stock for direct labor	4,500	-	28,746	-
Cost of sales--direct labor	371,421	340,467	1,050,514	839,365
Gross Profit	143,022	127,983	582,105	421,412

EXPENSES:
Selling, general and administrative	17,545	8,979	89,770	129,326
Payroll Expense--indirect labor	74,737	62,466	229,094	175,309
Employee and Fringe Benefit Expense	41,175	43,986	133,747	97,188
Consulting Expense	131	12,544	11,335	47,329
Bad Debt Expense	-	-	-	525,000
Depreciation Expense	-	-	-	49,111
Professional Fees	9,538	11,772	54,100	77,445
Interest Expense	12,924	6,228	19,335	15,219
	156,050	145,975	537,381	1,115,927
OTHER INCOME/EXPENSE
Other Income	22,000	-	22,000	-

NET INCOME/(LOSS)	$8,972	$(17,992)	$66,724	$(694,515)

Basic and diluted income (loss) per share	$0.000	(0.001)	$0.003	(0.032)

Weighted Average Shares Outstanding	24,083,797	22,202,923	23,730,774	21,951,705

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income/(loss)	$66,724	$(694,515)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	48,904
Common Shares issued for direct labor	28,746	-
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	22,503	446,952
(Increase)/Decrease in Other Assets	15,013	5,395
Increase/(Decrease) In Interest Payable	13,669	-
Increase/(Decrease) In Payroll Taxes Payable	(8,022)	46,588
Increase/(Decrease) In Taxes Payable	1	(188,237)
Increase/(Decrease) in Accounts Payable	(20,478)	73
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	118,156	(334,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	420,304
(Increase)/Decrease Shareholder's Loan Receivable	(83,303)	(140,734)
Increase/(Decrease) in borrowings on Line of Credit	(1,171)	56,659
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(84,474)	336,229

NET INCREASE IN CASH AND
CASH EQUIVALENTS	33,682	1,389

CASH AND CASH EQUIVALENTS:
Beginning of Period	25,305	49,857

End of Period	$58,987	$51,246

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$13,344	$-

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock and Warrants issued in exchange for services	$28,746	$-

CYIOS CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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

PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of five years.  Depreciation expense was $0 and $48,904 respectively for the nine months ended September 30, 2007 and 2006.

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

PREFERRED STOCK

As of September 30, 2007, the outstanding preferred stock is 29,713.

COMMON STOCK TRANSACTIONS

The following table recaps the capital account transactions occurring during the 1st and 2nd and 3rd quarters of 2007:

Month/Description of transaction	Number of shares	Price per share	Total Value
January--stock issued for consultant services	50,000	$0.005	$250
February--stock issued for consultant services	50,000	0.0100	500
February--stock issued for employee services	75,000	0.0100	750
March--stock issued for employee services	54,000	0.0500	2,700
April--stock issued for consultant services	50,000	0.0100	500
April--stock issued for employee services	26,000	0.0500	1,300
April--stock issued for employee services	75,000	0.0100	750
May--stock issued for employee services	4,000	0.3000	1,200
May--stock issued for employee services	25,000	0.0100	250
May--stock issued for consultant services	50,000	0.0100	500
June--stock issued for consultant services	50,000	0.0100	500
June--stock issued for employee services	15,000	0.0500	750
August—stock issued for consultant services	50,000	0.0100	500
Sept—stock issued for consultant services	200,000	0.0100	2000
Sept—stock issued for employee services	30,000	0.1500	4500

	804,000		$16,950

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

Outstanding stock options and warrants as of December 31, 2006 are as follows:

	Options	Weighted average price per share	Warrants	Weighted average price per share
Outstanding at December 31, 2003	1,232,000	$0.29	4,036,650	$0.66
Year ended December 31, 2004
Granted	2,350,000	0.13	9,000,000	0.05
Exercised	-	-	(9,000,000)	0.05
Expired	-	-	(886,650)	2.45
Outstanding at December 31, 2004	3,582,000	0.19	3,150,000	0.16

Year ended December 31, 2005
Granted	-	-	-
Exercised	-	-	-
Expired	(87,000)	0.19	-	-
Outstanding at December 31, 2005	3,495,000	0.19	3,150,000	0.16

Year ended December 31, 2006
Granted	1,876,300	0.30	-
Exercised	(1,872,300)	0.30	-
Expired	(145,000)	0.29	(3,150,000)	0.16
Options cancelled and replaced by new option plan	(3,350,000)*	0.18	-	-
Outstanding at December 31, 2006	4,000	0.30	-	-

*	These options were issued under the plan from 2004, the options have been cancelled and superseded by the 2006 plan.

Outstanding stock options and warrants as of September 30, 2007 are as follows:

	Options	Weighted average price per share	Warrants	Weighted average price per share
Outstanding at December 31, 2005	3,495,000	0.19
Year ended December 31, 2006
Granted	1,876,300	0.30	-
Exercised	(1,872,300)	0.30	-
Options cancelled and replaced by new option plan	(3,495,000)*	0.19	-	-
Outstanding at December 31, 2006	4,000	0.19	-	-

For the nine months ended September 30, 2007
Granted	800,000	0.02	-
Exercised from 2006	(4,000)	0.30
Exercised from 2007	(800,000)	0.02	-
Expired	-	0.19	-	-
Outstanding at June 30, 2007	-	0.19	-	-

*	These options were issued under the plan from 2004, the options have been cancelled and superseded by the 2006 plan.

GOING CONCERN

During 2006, we had a net loss of $893,526, a net deficiency of $24,170,258 and a net working capital deficit of $522,260.  This debt is attributed to the merger and an inactive subsidiary Worldteq that is in the process of being closed. CYIOS is cash positive and is noted in the financials. For the nine months ended September 30, 2007, we showed a net profit of $66,724 as compared to a net loss of ($694.515) for the same period in 2006.  During the third quarter 2007 we showed a net profit of $8,973 as compared to a net loss ($17,992) for the same period in 2006.

Management believes that actions presently being taken to raise equity capital, seek strategic relationships and alliances, and build its marketing efforts to generate positive cash flow provide the means for us to continue as a going concern.  The unaudited financial statements included with this 10-QSB do not include any adjustments that might result from the outcome of this uncertainty.

SHAREHOLDER LOANS/RELATED PARTY

We have a Loan Outstanding with one of our officers and major shareholders.  The note is payable on demand and bears no interest.  The total amount of the Loan Receivable Outstanding is $33,596.

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

In May of 2007, after a month of discussions, CYIOS began working, in a type of sub-contracting environment, with a large Federal Government contractor, to place CYIOS personnel on already existing Government contracts.   As of May 10th, CYIOS has been asked to fill over a dozen different Top Secret positions, ranging from system administrators and application developers to UNIX and CISCO engineers. This is an ongoing effort to work on this contract. We have not to date started any work. We did anticipate starting and recognizing revenue in September, delays have set this opportunity back some and we recently met with the contractor to reorganize our approach to doing business. We believe some corrective action was taken and could start to see revenue from this in the first part of 2008.

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

In February of 2007 CYIOS once again used the services of InterPlan Systems to co-write a proposal for a U.S. Navy agency. This is a large multi-award contract with award decisions expected by the end of the second quarter of 2007. We have conducted our pre-audit and are in the final stages to complete the audit. It is standard for DCAA to perform audits of contractors before work can commence. Although due to issues out of our control, this has been a lengthy process. We hope to begin biding on task orders and could recognize revenue by the end of October. We do plan on expanding our team with another large partner in order to further our capabilities. This would be subject to review and approval. Nothing has changed here only in that we have completed our pre audit in September and are implementing our strategy to recognize revenue in early 2008.

In September of 2006 CYIOS Corporation entered into an agreement to set up and own 25% of a joint venture called CLNS LLC. The company retained InterPlan Systems to co-write a proposal for a multi-billion dollar, multi- award contract with a large Federal Agency for this new entity. This joint-venture includes three other small business DoD contractors. This unique arrangement was created to allow a better chance of winning the contract as the past performance from all four companies’ combined offered a very solid proposal. Awards are expected August or September 2007. We are patiently waiting an award decision in the next 30 to 60 days. We have contacted the government; they did state that an award is anticipated before end of 2007. Award value is 100M.

In June of 2006, CYIOS was awarded a contract to perform work for the U.S. Army's Senior Leadership Development (SLD) under operational control of the Chief of Staff, Army (CSA). The contract is valued at up to $1 million with over $300,000 invoiced by the date of this filing. CYIOS designed and now supports the General Officer Management Office (GOMO) Knowledge Management system. The CSA approved, and the Secretary of the Army endorsed, the realignment of GOMO to include Colonels Division, Officer Personnel Management Directorate, U.S. Army Human Resources Command (HRC) to form the Army Senior Leader Development Office (SLD). CYIOS has been recognized for delivering quality work, outstanding customer service, and ingenuity; and this initiative is to expand its efforts to build a knowledge management system for the Colonel's Branch of SLD. We are in the process of expanding this contract with a modification for the training and development section of the Colonel branch. We are also expecting to recomplete this contract for an award of five years. If successful, this contract would extend out until 2012.  We are in the process of the recomplete that would extend this contract until 2012 with an award date anticipated mid to end of November.

About our product CYIPRO, during the first quarter of 2007, CYIOS began converting its virtual office project management product into a .net environment with the main goal of allowing the product to work on Microsoft Mobile 5.0 and upcoming versions.  This enables the product to work on any PDA (Personnel Digital Assistant) and cell phone device that has Internet access utilizing the MS Mobile browser. CYIOS has renamed the product CYIPRO (C-Your Integrated Projects). The prototype is 90% complete and we will be presenting to the Army and to Large integrators for the possibility of licensing our product. We also have engaged with Microsoft to become an ISV in Microsoft SQL product line and Mobile 6.0 operating system. This is a unique opportunity in that there are only 250 companies that have applications in this area. Our product is an enterprise project management system that provides solutions to meet the needs of a consultant or a program manager of multiple teams. See www.cyipro.com for more information. We are reviewing whether to become an ISV or possible spin out CKO Inc and merge with an established ISV. Discussions are ongoing and are expected to come to decisions within next 45days.

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

FINANCIAL CONDITION

We currently have financial resources but to support its 25+ member staff in addition to its investment in operations (bids and proposals team) and our product, CYIPRO. The bids and proposals team and management infrastructure of current contracts has been successful in generating more revenue necessary for growth and profit. We are profitable and have outstanding bids waiting to be awarded. Over the last quarter, we have sustained profit for three quarters of 2007 and anticipate the four being profitable as well.

RESULTS OF OPERATIONS

Total sales for the 3rd quarter 2007 were $518,943 as compared to $468,450 for the 3rd quarter 2006, an increase of approximately 10%.   This is a result in winning a contract in 1st QTR and sustaining it.

Our net income for the 3rd quarter 2007 was $8,972 as compared to ($17,992) for the same period in 2006. Our investment in the bids and proposals team has paid off and will continue to pay off in upcoming quarters.  Profits are continued to be realized and the company has continued to invest in CYIPRO, the company’s virtual office project management tool. Cost of Sales and General Expenses can best be described as contracted services being rendered. We have to pay higher than average salaries to employ the best trained staff and we further have to offer the best benefits for these staff.  We are continuing to be successful with our strategy and remain profitable.

NOTE: A – from Consolidated Condensed Balance Sheet – page 1
WorldTeq Corporation has the Liabilities in Accounts Payable of $370,347.78 and Taxes Payable & Payroll Liabilities of $43,206.32. WorldTeq Corporation is an inactive company.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by or (used in) operating activities for the 3rd quarter, 2007 was $118,156 as compared to $(334,840) for the same period in 2006. This improvement is based upon lowering our overhead and generating more business on our service contracts.

The Company, as of 3rd quarter, 2007 has $135,627 in assets as compared to $105,865 for the Year End 2006.

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

Item 4. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, September 30, 2007, we completed an evaluation, under the supervision and with the participation of our management, consisting of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(C) and 15d-14c). Based upon the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in connection with the filing of the annual report on Form 10-KSB for the fiscal year ended December 31, 2006.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls over financial reporting during the period ended September 30, 2007 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 1A. Risk Factors.

RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information contained in this 10Qsb before deciding whether to purchase our common stock. If any of the following risks occurs, the trading price of our common stock could decline and you may lose all or part of your investment. We depend on our contracts with Department of Defense and U.S. Government agencies for an all of our revenues and, if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects would be adversely affected. The U.S. Government may modify, curtail or terminate our contracts at any time prior to their completion and, if we do not replace them, we may be unable to sustain our revenue growth and may suffer a decline in revenues.

Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years. These programs are normally funded on an annual basis. Under our contracts, the U.S. Government generally has the right not to exercise options to extend or expand our contracts and may modify, curtail or terminate the contracts and subcontracts at its convenience. Any decision by the U.S. Government not to exercise contract options or to modify, curtail or terminate our major programs or contracts would adversely affect our revenues and revenue growth.

The U.S. Government has increasingly relied on IDIQ and other contracts that are subject to a competitive bidding process. If we are unable to consistently win new awards under these contracts, we may be unable to sustain our revenue growth and may suffer a decline in revenues. The U.S. Government has increasingly been using IDIQ contract vehicles to obtain commitments from contractors to provide various products or services on pre-established terms and conditions. Under these contracts, the U.S. Government issues task orders for specific services or products it needs and the contractor supplies these products or services in accordance with the previously agreed terms. These contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling but not committing the U.S. Government to purchase substantial amounts of services from one or more contractors. The use of these contracts makes it difficult for us to estimate the actual value services that we may ultimately perform under a given contract, and a failure to estimate these amounts accurately could have an adverse effect on our results of operations and financial condition. The competitive bidding process also presents a number of more general risks, including the risk of unforeseen technological difficulties and cost overruns that may result from our bidding on programs before completion of their design and the risk that we may encounter expense, delay or modifications to previously awarded contracts as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding.

Our failure to attract, train and retain skilled employees, including our management team, would adversely affect our ability to execute our strategy.  The availability of highly trained and skilled technical, professional and management personnel is critical to our future growth and profitability. Competition for scientists, engineers, technicians and professional and management personnel is intense and competitors aggressively recruit key employees. Because of our growth and increased competition for experienced personnel, particularly in highly specialized areas, it has become more difficult to meet all of our needs for these employees in a timely manner. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees. Any failure to do so would have an adverse effect on our ability to execute our strategy.

Our revenues and growth prospects may be adversely affected if we or our employees are unable to obtain the security clearances or other qualifications we and they need to perform services for our customers. Many U.S. Government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract. Employee misconduct, including security breaches, or our failure to comply with laws or regulations applicable to our business could cause us to lose customers or our ability to contract with the U.S. Government.

Because we are a U.S. Government contractor, misconduct, fraud or other improper activities by our employees or our failure to comply with laws or regulations could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with U.S. Government procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in U.S. Government contracts, environmental laws and any other applicable laws or regulations. Many of the systems we develop involve managing and protecting information relating to national security and other sensitive government functions. A security breach in one of these systems could prevent us from having access to such critically sensitive systems. Other examples of potential employee misconduct include time card fraud and violations of the Anti-Kickback Act. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting with the U.S. Government, any of which would adversely affect our business.

We must comply with laws and regulations relating to the formation, administration and performance of U.S. Government contracts, which affect how we do business with our customers. Such laws and regulations may potentially impose added costs on our business and our failure to comply with them may lead to penalties and the termination of our U.S. Government contracts. Some significant regulations that affect us include:

†   the Federal Acquisition Regulations and their supplements, which regulate the formation, administration and performance of U.S. Government contracts;

†   the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations; and

†   the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts.

Additionally, our contracts with the U.S. Government are subject to periodic review and investigation. If such a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. We could also suffer harm to our reputation, which would impair our ability to win awards of contracts in the future or receive renewals of existing contracts. Although we have never had any material civil or criminal penalties or administrative sanctions imposed upon us, it is not uncommon for companies in our industry to have such penalties and sanctions imposed on them. If we incur a material penalty or administrative sanction in the future, our profitability, cash position, growth prospects and reputation could be adversely affected.

Our business is subject to routine audits and cost adjustments by the U.S. Government, which, if resolved unfavorably to us, could adversely affect our profitability. U.S. Government agencies routinely audit and review their contractors' performance on contracts, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Such audits may result in adjustments to our contract costs, and any costs found to be improperly allocated will not be reimbursed.

We incur significant pre-contract costs that if not reimbursed would deplete our cash balances and adversely affect our profitability. We often incur costs on projects outside of a formal contract when customers ask us to begin work under a new contract that has yet to be executed, or when they ask us to extend work we are currently doing beyond the scope of the initial contract. We incur such costs at our risk, and it is possible that the customers will not reimburse us for these costs if we are ultimately unable to agree on a formal contract.

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

Date:  November 14, 2007