Form 10KSB
period 2007-12-31
CYIOS CORP
filed 2008-03-31
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission file number 000-27243

CYIOS CORPORATION
(Name of small business issuer in its charter)

Nevada	03-7392107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Pennsylvania Ave, Suite 700, Washington D.C.	20004
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(703) 294-9933

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.001 par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

CYIOS Corporation’s revenues for the fiscal year ended December 31, 2007 were: $2,185,464

The aggregate market value of the voting and non-voting common equity held by non-affiliates of CYIOS Corporation (consisting solely of 9,575,916 shares of common stock, $0.001 par value) was approximately $861,832 based on the average bid and asked price of such common stock ($0.09) as of March 27, 2008.

At March 27, 2008, CYIOS Corporation had 25,552,210 shares of common stock CYIOS Corporation.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

Transitional Small Business Disclosure Format (Check One):  Yes ☐; No ☒

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) market and other trends affecting our future financial condition or plan of operation; and (v) our growth and operating strategy.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part II, Item 6 of this annual report on Form 10-KSB, entitled “Management’s Discussion and Analysis or Plan of Operation”, and including, without limitation, the “Risk Factors” beginning on page 5 of this annual report. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this report.

Item 1. Description of Business.

Corporate History

CYIOS® Corporation (“we”, “us”, “our”, “CYIOS®” or the “Company”) was incorporated under the laws of the state of Nevada on October 13, 1997 as Halo Holdings of Nevada, Inc., for purposes of acquiring Halo Holdings, Inc., a Delaware corporation, operating in the aviation and extreme sports entertainment industries.  In March 1999, we sold our extreme sports division.  Between February 1999 and April 1999 we acquired three operating entities engaged in the business of providing integrated internet access and professional consulting services, and, on July 9, 1999, we changed our name to A1 Internet.com, Inc. to more accurately reflect our then-current operations. In June 2000, in addition to our other operations, we entered into the business of providing long distance services. In December 2000, we discontinued the operations of several of our subsidiaries which were not focused on our then-core competencies, and on October 15, 2001 we changed our name to WorldTeq Group International, Inc. (“WorldTeq”).

Effective April 7, 2005 we completed a 1-for-30 reverse stock split of our outstanding shares of common stock and changed our name to China Print, Inc., in anticipation of entering into an agreement and plan of merger with Harbin Yinhai Technology Development Company Ltd., a People’s Republic of China company (“HYT”). In June of 2005, the transaction with HYT was terminated.

On September 19, 2005, we entered into an agreement with CYIOS Corporation, a District of Columbia corporation (“CYIOS® DC”), and Timothy Carnahan, whereby we acquired 100% of the issued and outstanding capital stock of CYIOS® DC in exchange for 19,135,000 shares or our common stock. On September 27, 2005 we changed our name to CYIOS® Corporation.

Overview of Principal Products and Services

CYIOS® is a holding company made up of two operating subsidiaries: CYIOS Corporation, a District of Columbia corporation (“CYIOS® DC”), and CKO Inc., a District of Columbia corporation (“CKO”).  CYIOS® DC builds knowledge management solutions, supports organizations with business continuity and IT services for the Department of Defense (“DoD”) community.  CKO is the product arm of CYIOS® that offers CYIPRO™, a business transformation tool that utilizes the first project-based operating system to build knowledge centric organizations. CYIPRO™ provides a virtual work space for collaboration, project management, and document management to help manage people, processes and information.  CYIPRO™ also provides key solutions for compliance with Securities and Exchange Commission (“SEC”) Sarbanes-Oxley regulations and compliance with Defense Contract Audit Agency (“DCAA”) and performance based contracting for government contractors.

CYIOS® DC

We believe CYIOS® DC is recognized as a premier knowledge management solution provider for the DoD.  Established in 1994, we have worked closely with the United States military as a small business contractor providing innovative and comprehensive solutions for the Army’s General Officers and high-level military agencies.  We pioneered what we believe to be the largest knowledge management portal, U.S. Army Knowledge Online (“AKO”). We win our business through bidding against other companies for government contracts.  These bids may be done independently or through teaming arrangements with other contractors.

Timothy Carnahan, our president and Chief Executive Officer, has over 14 years of executive and technical experience with the highest levels of the U.S. government. When supporting the Army General Officer Management Office, Mr. Carnahan designed and implemented the first Knowledge Management (“KM”) system for the Army, America’s Army Online, which became the core for AKO, the portal that supports over 1.8 million soldiers and civilians worldwide. We believe that AKO has become the KM paradigm for the DoD. The DoD intends to increase its KM spending from $387 million in the fiscal year 2005 to $524 million in the fiscal year 2010, representing a growing potential market for CYIOS®, where KM is our core competency in both product and service support.

With KM as a major focal point for us, the term and market need further explanation. KM is the name of a concept in which an enterprise consciously and comprehensively gathers, organizes, shares, and analyzes its information in terms of resources, documents, and people skills. In early 1998, it was believed that few enterprises actually had a comprehensive knowledge management practice (by any name) in operation. Advances in technology and the way we access and share information have changed that; it has been proven that successful organizations have some kind of knowledge management framework in place.  KM involves data mining and a method or operation to share information among users.

We use our expertise in KM, performance-based contracting, enterprise management, and web-based application development to bid on U.S. government contracts.  Historically the company has focused on supporting the U.S. Army, but under its new growth strategy, it is beginning to look at bids from other DoD agencies as well as all U.S. government agencies.

CKO

CKO Inc. markets and sells the software product CYIPRO™. CYIPRO™ is a secure, web-based virtual office that uses an array of tools to give any organization the ability to manage and retain knowledge, collaborate data and ideas, and securely store and share information, all for the purpose of making an organization more efficient and therefore more successful. Using the features of CYIPRO™, users can access and manage their entire organization online from any computer with an Internet connection and web browser or from a mobile device with Internet capability. The result: connected, organized and effective business practices.

The tools of our full online office suite include e-mail, document and file management, calendar, tasks, meetings, contacts, project management, reporting, and timesheet management. The power of managing knowledge and collaboration is unleashed when all of these individual components are shared and used within an entire organization, a division, or a project team.  We believe CYIPRO™ will remove the dependency of working from an organization’s office, which will free employees to access their e-mail, documents, projects, contacts, and reports from any geographic location at anytime. We believe operational costs are also reduced as CYIPRO™ helps small businesses eliminate the burdensome expenses of owning and maintaining servers, associated software, and an internal or outsourced IT staff.

Recent Developments

In February of 2007, we used the services of InterPlan Systems to co-write a proposal for a U.S. Navy agency. This is large multi-award contract which was awarded to us in May of 2007; it is for a term of 5 years. As part of the process, we had to undergo a DCAA audit in order to start work. The DCAA audit was completed in late September 2007. With the assistance of our CYIPRO™ system’s cost accounting function we were able to show complete accountability for our job costing and passed the DCAA audit.  The Navy spends $5 billion a year on this contract vehicle. We are capable of bidding in all seven zones that cover the United States. We are looking to partner with sub contractors to support all the bids that are being released.

In December 2007, we won an Army contract to build and sustain a knowledge management solution for the Senior Leadership of the Army. This contract is for a period of 5 years with a value of $4.6 million. We will begin to recognize revenue in January 2008.

Competition

As a small business, we have eliminated discussions of the mid to large size companies. In the small business space, there are generally about 300 IT contractors that bid against us. We further separate ourselves with our security clearance to an estimated 150 IT contractors. As we get into our specific field of KM, we estimate our competition is narrowed to under 50 companies.

Dependence on Few Major Customers

We are either a prime or sub contractor on contracts with Titan Corporation, Information Management Support Center and GOMO/SLD.  Loss of these contracts could have a material adverse effect upon our financial condition and results of operations.  We believe that federal governmental agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future.

Government Regulations

All work performed in our space is governed by the federal acquisition regulation. There are small deviations from this named defense federal acquisition regulation.

Intellectual Property

Overview

We rely on a combination of trademarks, trade secrets and contract law rights in order to protect our brand, intellectual property assets and confidential or proprietary information (our “Proprietary Rights”). Our Proprietary Rights are among the most important assets we possess and we depend significantly on these Proprietary Rights in being able to effectively compete in our industry. We cannot be certain that the precautions we have taken to safeguard our Proprietary Rights will provide meaningful protection from the unauthorized use by others. If we must pursue litigation in the future to enforce or otherwise protect our Proprietary Rights, or to determine the validity and scope of the rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources in the process. Moreover, we may not have adequate remedies if our Proprietary Rights are appropriated or disclosed.

Trademarks

As of the fiscal year ended December 31, 2007, CYIOS DC has registered the CYIOS®, and CKO has applied for registration of the CYIPRO™ logo with the United States Patent and Trademark Office in order to establish and protect our brand name and logo as part of our Proprietary Rights.

Copyrights

We claim copyright protection and rights to our CYIPRO™ software and operating system.

Trade Secrets

Whenever we deem it important for purposes of maintaining competitive advantages, we will require parties with whom we share, or who otherwise are likely to become privy to, our trade secrets or other confidential information to execute and deliver to us confidentiality and/or non-disclosure agreements. Among others, this may include employees, consultants and other advisors, each of whom we would require execute such an agreement upon commencement of their employment, consulting or advisory relationships. These agreements will generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us is to be kept confidential and not to be disclosed to third parties except under specific circumstances.

As of the fiscal year ended December 31, 2007, we have entered into no confidentiality and/or non-disclosure agreements with our employees, consultants or advisors.

Employees

As of December 31, 2007, we had 17 full-time employees, with 2.5 in executive management and administration, 1.5 in product development and technical operations, and 13 on service contracts on either prime or subcontracted contracts with the United States federal government.

We are not subject to any collective bargaining agreements and believe our relationships with our employees to be excellent.

RISK FACTORS

Our business entails a significant degree of risk and uncertainty, and an investment in our securities should be considered highly speculative. What follows is a general description of the material risks and uncertainties, which may adversely affect our business, our financial condition, including liquidity and profitability, and our results of operations, ultimately affecting the value of an investment in shares of our common stock. In addition to other information contained in this annual report on Form 10-KSB, you should carefully consider the following cautionary statements and risk factors:

General Business Risks

Our limited operating history may not serve as an adequate basis upon which to judge our future prospects and results of operations.

We were incorporated in October 1997, but only began our present operation in September 2005, and, as such, we have a limited operating history, and our historical operating activities may not provide a meaningful basis upon which to evaluate our business, financial performance or future prospects.  We may not be able to achieve similar operating results in future periods, and, accordingly, you should not rely on our results of operation for prior periods as indications of our future performance.

Our historical operating losses and negative cash flows from operating activities raise an uncertainty as to our ability to continue as a going concern.

We have a history of operating losses and negative cash flows from operating activities. In the event that we are unable to sustain our current profitability or are otherwise unable to secure external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. Our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.

Our liquidity and capital resources are very limited.

Our ability to fund working capital and anticipated capital expenditures will depend on our future performance, which is subject to general economic conditions, our ability to win government contracts, our private customers, actions of our competitors and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon (i) the extent and availability of bank and other credit facilities, (ii) our ability to access external sources of financing, and (iii) our ability to effectively manage our expenses in relation to revenues. There can be no assurance that our operations and access to external sources of financing will continue to provide resources sufficient to satisfy liabilities arising in the ordinary course of our business.

Our accumulated deficit makes it more difficult for us to borrow funds.

As of the fiscal year ended December 31, 2007, and as a result of historical operating losses from prior years, our accumulated deficit was $23,816,970. Lenders generally regard an accumulated deficit as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

Risks Associated with our Business and Industry

We depend on contracts with federal government agencies for all of our revenue, and if our relationships with these agencies were harmed our future revenues and growth prospects would be adversely affected.

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the fiscal year ended December 31, 2007, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future. For this reason, any issues that compromise our relationship with agencies of the federal government in general, or with the Department of Defense in particular, would have a substantial adverse effect on our business. Key among the factors in maintaining our relationships with federal government agencies are our performance on individual contracts, the strength of our professional reputation and the relationships of our key executives with government personnel. To the extent that our performance does not meet expectations, or our reputation or relationships with one or more key personnel are impaired, our business, financial condition and results of operations will be negatively affected and we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

The federal government may modify, curtail or terminate our contracts at any time prior to their completion, which would have a material adverse affect on our business.

Federal government contracts are highly regulated and federal laws and regulations require that our contracts contain certain provisions which allow the federal government to, among other things:

•	terminate current contracts at any time for the convenience of the government, provided such termination is made in good faith;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	curtail or modify current contracts if requirements or budgetary constraints change; and

•	adjust contract costs and fees on the basis of audits done by its agencies.

Should the federal government modify, curtail or terminate our contracts for any reason, we may only recover our costs incurred and profit on work completed prior to such modification, curtailment or termination. The federal government regularly reviews our costs and performance on its contracts, as well as our accounting and general business practices. The federal government may reduce the reimbursement for our fees and contract-related costs as a result of such an audit.  There can be no assurance that one or more of our federal government contracts will not be modified, curtailed or terminated under these circumstances, or that we would be able to procure new federal government contracts to offset the revenue lost as a result of any modification, curtailment or termination. As our revenue is dependent on our procurement, performance and receipt of payment under our contracts with the federal government, the loss of one or more critical contracts could have a material adverse effect on our business, financial condition and results of operations and we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

The federal government has increasingly relied upon contracts that are subject to a competitive bidding process. If we are unable to consistently win new awards under these contracts our business may be adversely affected.

We obtain many of our contracts with the federal government through a process of competitive bidding and, as the federal government has increasingly relied upon contracts that are subject to competitive bidding, we expect that much of the business we are awarded in the foreseeable future will be through such a process.  There are substantial costs and a number of risks inherent in the competitive bidding process, including the costs associated with management time necessary to prepare bids and proposals that we may not be awarded, our failure to accurately estimate the resources and costs required to service contracts that we are awarded, and the risk that we may encounter unanticipated expenses, delays or modifications to contracts previously awarded.  Our failure to effectively compete and win contracts through, or manage the costs and risks inherent in the competitive bidding process could have a material adverse effect on our business, financial condition and results of operations.

Our revenues and growth prospects may be adversely affected if we or our employees are unable to obtain the requisite security clearances or other qualifications needed to perform services for our customers.

Many federal government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract. Employee misconduct, including security breaches, or our failure to comply with laws or regulations applicable to our business could cause us to lose customers or our ability to contract with the federal government, which would have a material adverse effect on our business, financial condition and results of operations and we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

Because we are a federal government contractor, misconduct, fraud or other improper activities by our employees or our failure to comply with applicable laws or regulations could have a material adverse effect on our business and reputation.

Because we are a federal government contractor, misconduct, fraud or other improper activities by our employees or our failure to comply with applicable laws or regulations could have a material adverse effect on our business and reputation. Such misconduct could include the failure to comply with federal government procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in federal government contracts and any other applicable laws or regulations. Many of the systems we develop involve managing and protecting information relating to national security and other sensitive government functions. A security breach in one of these systems could prevent us from having access to such critically sensitive systems. Other examples of potential employee misconduct include time card fraud and violations of the Anti-Kickback Act. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting with the federal government, any of which would have a material adverse effect on our business, financial condition and results of operations and we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts.

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our customers. Such laws and regulations may potentially impose added costs on our business and our failure to comply with applicable laws and regulations may lead to penalties and the termination of our federal government contracts. Some significant regulations that affect us include:

•	the Federal Acquisition Regulations and their supplements, which regulate the formation, administration and performance of federal government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations; and

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts.

Additionally, our contracts with the federal government are subject to periodic review and investigation. Should such a review or investigation identify improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of our contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. We could also suffer harm to our reputation, which would impair our ability to win awards of contracts in the future or receive renewals of existing contracts. Although we have never had any material civil or criminal penalties or administrative sanctions imposed upon us, it is not uncommon for companies in our industry to have such penalties and sanctions imposed on them. If we incur a material penalty or administrative sanction in the future, our business, financial condition and results of operations could be adversely affected.

Our business is subject to routine audits and cost adjustments by the federal government, which, if resolved unfavorably to us, could adversely affect our financial condition.

Federal government agencies routinely audit and review their contractors’ performance, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Such audits may result in adjustments to our contract costs, and any costs found to be improperly allocated will not be reimbursed.

We incur significant pre-contract costs that if not reimbursed would deplete our cash balances and adversely affect our financial condition.

We often incur costs on projects outside of a formal contract when customers ask us to begin work under a new contract that has yet to be executed, or when they ask us to extend work we are currently doing beyond the scope of the initial contract. We incur such costs at our risk, and it is possible that the customers will not reimburse us for these costs if we are ultimately unable to agree on a formal contract which could have an adverse effect on our business, financial condition and results of operations.

Our intellectual property may not be adequately protected from unauthorized use by others, which could increase our litigation costs and adversely affect our business.

Our intellectual properties, including our brands, are some of the most important assets that we possess in our ability to generate revenues and profits and we rely significantly on these intellectual property assets in being able to effectively compete in our markets. However, our intellectual property rights may not provide meaningful protection from unauthorized use by others, which could result in an increase in competing products and services and a reduction in our own ability to generate revenue. Moreover, if we must pursue litigation in the future to enforce or otherwise protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources in any case.

We face substantial competition in attracting and retaining qualified senior management and key personnel and may be unable to develop and grow our business if we cannot attract and retain as necessary, or if we were to lose our existing, senior management and key personnel.

Our success, to a large extent, depends upon our ability to attract, hire and retain highly qualified and knowledgeable senior management and key personnel who possess the skills and experience necessary to execute our business strategy. Our ability to attract and retain such senior management and key personnel will depend on numerous factors, including our ability to offer salaries, benefits and professional growth opportunities that are comparable with and competitive to those offered by more established companies operating in our industries and market segments. We may be required to invest significant time and resources in attracting and retaining, as necessary, additional senior management and key personnel, and many of the companies with which we will compete for any such individuals have greater financial and other resources, affording them the ability to undertake more extensive and aggressive hiring campaigns, than we can. Furthermore, an important component to overall compensation offered to senior management and key personnel may be equity. If our stock prices do not appreciate over time, it may be difficult for us to attract and retain senior management and key personnel. Moreover, should we lose our key personnel, we may be unable to prevent the unauthorized disclosure or use of our trade secrets, including our practices, procedures or client lists. The normal running of our operations may be interrupted, and our financial condition and results of operations negatively affected, as a result of any inability on our part to attract or retain the services of qualified and experienced senior management and key personnel, our existing key personnel leaving and a suitable replacement not being found, or should any former member of senior management or key personnel disclose our trade secrets.

The loss of our Chief Executive Officer could have a material adverse effect on our business.

Our success depends to a large degree upon the skills, network and professional business contacts of our Chief Executive Officer, Timothy Carnahan. We presently do not maintain key person life insurance on, and have no employment agreement with, Timothy Carnahan, and there can be no assurance that we will be able to retain him or, should he choose to leave us for any reason, to attract and retain a replacement or additional key executives. The loss of our Chief Executive Officer would have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, raising substantial doubts as to our ability to continue as a going concern.

Risks Associated with an Investment in our Common Stock

Unless an active trading market develops for our securities, you may not be able to sell your shares.

Although, we are a reporting company and our common shares are quoted on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.) under they symbol “CYIO”, there is not currently an active trading market for our common stock and an active trading market may never develop or, if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative affect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the affect of lowering the market price and therefore your investment could be a partial or complete loss.

Since our common stock is thinly traded it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Since our common stock is thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

•	the trading volume of our shares;

•	the number of securities analysts, market-makers and brokers following our common stock;

•	changes in, or failure to achieve, financial estimates by securities analysts;

•	new products or services introduced or announced by us or our competitors;

•	actual or anticipated variations in quarterly operating results;

•	conditions or trends in our business industries;

•	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of our common stock; and

•	general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

You may have difficulty reselling shares of our common stock, either at or above the price you paid, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC Bulletin Board and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

Trading in our common stock on the OTC Bulletin Board may be limited thereby making it more difficult for you to resell any shares you may own.

Our common stock is quoted on the OTC Bulletin Board (owned and operated by the Nasdaq Stock Market, Inc.). The OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a national exchange or on the Nasdaq National Market, you may have difficulty reselling any of the shares of our common stock that you may own.

Our common stock is subject to the “penny stock” regulations, which are likely to make it more difficult to sell.

Our common stock is considered a “penny stock,” which generally is a stock trading under $5.00 and not registered on a national securities exchange or quoted on the Nasdaq National Market. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. These rules generally have the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares once acquired. Prior to a transaction in a penny stock, a broker-dealer is required to:

•	deliver to a prospective investor a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;

•	provide the prospective investor with current bid and ask quotations for the penny stock;

•	explain to the prospective investor the compensation of the broker-dealer and its salesperson in the transaction;

•	provide investors monthly account statements showing the market value of each penny stock held in the their account; and

•	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. Since our common stock is subject to the penny stock rules, investors in our common stock may find it more difficult to sell their shares.

Future issuances by us or sales of our common stock by our officers or directors may dilute your interest or depress our stock price.

We may issue additional shares of our common stock in future financings or may grant stock options to our employees, officers, directors and consultants under our 2006 Employee Stock Option Plan and 2007 Equity Incentive Plan. Any such issuances could have the effect of depressing the market price of our common stock and, in any case, would dilute the interests of our common stockholders. Such a depression in the value of our common stock could reduce or eliminate amounts that would otherwise have been available to pay dividends on our common stock (which are unlikely in any case) or to make distributions on liquidation. Furthermore, shares owned by our officers or directors which are registered in a registration statement, or which otherwise may be transferred without registration pursuant to an applicable exemptions under the Securities Act of 1933, as amended, may be sold. Because of the perception by the investing public that a sale by such insiders may be reflective of their own lack of confidence in our prospects, the market price of our common stock could decline as a result of a sell-off following sales of substantial amounts of common stock by our officers and directors into the public market, or the mere perception that these sales could occur.

We do not intend to pay any common stock dividends in the foreseeable future.

We have never declared or paid a dividend on our common stock and, because we have very limited resources and a substantial accumulated deficit, we do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. Rather, we intend to retain earnings, if any, for the continued operation and expansion of our business. It is unlikely, therefore, that the holders of our common stock will have an opportunity to profit from anything other than potential appreciation in the value of our common shares held by them. If you require dividend income, you should not rely on an investment in our common stock.

Item 2. Description of Property.

All of our property is leased and we do not own any real property.

Our headquarters are located at The Ronald Reagan Building, 1300 Pennsylvania Ave, Suite 700 Washington D.C. 20004. We lease this 150 square foot space for a term of 12 months, with 8 months remaining on the lease as of the fiscal year ended December 31, 2007, at a rate of $1,040 per month. There are three employees based in our headquarters, the remainder of our employees work on-site at our customers’ locations, and, as such we do not maintain separate office or other space for these employees.

Item 3. Legal Proceedings.

As of the date of this annual report on Form 10-KSB for the fiscal year ended December 31, 2007, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this annual report on Form 10-KSB to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our shares of common stock trade on the OTC Bulletin Board under the symbol “CYIO”. The following is a summary of the high and low bid prices of our common stock on the OTC Bulletin board during the periods presented, as reported by the NASDAQ Stock Market, Inc.  Such prices represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily accurately represent actual transactions.

	Year Ended December 31,		Year Ended December 31,
	2007		2006
	High	Low	High	Low

First Quarter	$0.50	$0.08	$1.70	$0.30
Second Quarter	$0.40	$0.11	$1.04	$0.44
Third Quarter	$0.23	$0.13	$0.85	$0.44
Fourth Quarter	$0.30	$0.10	$0.45	$0.08

As of the fiscal year ended December 31, 2007 we had approximately 114 shareholders of record (excluding the number of persons or entities holding shares of our common stock in nominee or street name through one or more brokerage firms).

Dividends

We have neither declared nor paid any cash dividends on our shares of common stock and do not anticipate declaring or paying any dividends in the foreseeable future. The decision to declare future dividends, if any, will depend upon our results of operations, financial condition, current and future anticipated capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors may deem relevant. Although it is our intention to retain future earnings, if any, for use in our business operations, there are currently no restrictions in place that would limit our ability to pay dividends.

Reverse Stock Split

Effective April 7, 2005 we completed a 1-for-30 reverse stock split of our outstanding shares of common stock, unless otherwise indicated all references to our outstanding shares of common stock in this annual report on Form 10-KSB reflect the reverse stock split.

Equity Incentive Plans

On April 21, 2006, the sole member of our board of directors approved the adoption of our 2006 Employee Stock Option Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of a maximum of 3,000,000 shares of common stock in connection with stock options granted there under, plus an annual increase to be added on the first nine anniversaries of the effective date of the 2006 Plan, equal to at least (i) 1% of the total number of shares of common stock then outstanding, (ii) 350,000 shares, or (iii) a number of shares determined by our board of directors prior to such anniversary date.  The 2006 Plan has a term of 10 years and may be administered by our board of directors or by a committee made up of not less than 2 members of appointed by our board of directors. Participation in the 2006 Plan is limited to employees, officer, directors and consultants of the Company and its subsidiaries. Incentive stock options granted pursuant to the 2006 Plan must have an exercise price per share not less than 100%, and non-qualified stock options not less than 85%, of the fair market value of our common stock on the date of grant. Awards granted pursuant to the 2006 Plan may not have a term exceeding 10 years and will vest upon conditions established by our board of directors.

On November 12, 2007, the sole member of our board of directors approved the adoption of our 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the issuance of a maximum of 3,500,000 shares of common stock in connection with awards granted there under, which may include stock options, restricted stock awards and stock appreciation rights. The 2007 Plan has a term of 10 years and may be administered by our board of directors or by a committee appointed by our board of directors (the “Committee”). Participation in the 2007 Plan is limited to employees, officer, directors and consultants of the Company and its subsidiaries. Incentive stock options granted pursuant to the 2007 Plan must have an exercise price per share not less than 100%, and non-qualified stock options not less than 85%, of the fair market value of our common stock on the date of grant. Awards granted pursuant to the 2007 Plan may not have a term exceeding 10 years and will vest upon conditions established by the Committee.

The following table sets forth information as of the fiscal year ended December 31, 2007 with respect to the shares of our common stock that may be issue under each of our 2006 Plan and 2007 Plan.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	2,633,700
Total			2,633,700

Recent Sales of Unregistered Securities

There were no previously unreported sales of unregistered securities during the fiscal year ended December 31, 2007.

Purchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of the fiscal year ended December 31, 2007.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this annual report on Form 10-KSB. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added explanatory paragraphs in Note E of each of our audited consolidated financial statements for the fiscal years ended December 31, 2007 and 2006, respectively, raising substantial doubt as to our ability to continue as a going concern. Certain information contained below and elsewhere in this annual report on Form 10-KSB, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Note Regarding Forward-Looking Statements.”

Overview

We believe that we are a leading systems integrator and knowledge management solutions provider supporting the United States Army.  All of our revenue is derived from the services provided pursuant to single and multiple year awards to different U.S. Army and federal government agencies.  CKO, Inc., one of our operating subsidiaries, provides a designed online office management product which is known as CYIPRO™.  For the years ended December 31, 2007 and 2006, we received no revenue from CYIPRO™.

Results of Operations

Sales/Net Profit

The total sales for our active subsidiary, CYIOS Corporation, a District of Columbia corporation, for the fiscal year ended December 31, 2007, were $2,185,464 compared to $1,705,416 for the fiscal year ended December 31, 2006; an increase in sales of $480,048 or 28%.  Our other active subsidiary, CKO, Inc., a District of Columbia corporation, produced no revenue for the fiscal years ended December 31, 2007 and 2006. Operating net income for the year ended December 31, 2007 was $52,627, or net income per share $.002, compared to a net operating loss for the fiscal year ended December 31, 2006 of $959,481, or a net loss per share of $.044.  Net income from discontinued operations was $185,173 for the year ended December 31, 2007 and $0 for the year ended December 31, 2006.  This income from discontinued operations was the result of a write-off of old Accounts Payable debts that have been carried on the financial statements of WorldTeq Corporation which is a subsidiary of the company with discontinued operations.  Management has determined that the amount that has been written off is reasonable based on the fact that they exceed the statute of limitations for collection of debts.  Total net income for the year ended December 31, 2007 was $259,800 or a net income per share of $.011 as compared to total net loss for the year ended December 31, 2006 in the amount of $877,895 or a net loss per share of $.040.  In 2006, management made the decision to expand our operations by attempting to increase our business with the Department of Defense and the rest of the federal government.  In order to achieve this goal, we have actively bid on request for proposals by different departments and their agencies.  We have, and will continue to invest all of our earnings into additional personnel to help achieve this goal. We believe that our efforts in working to achieve the aforementioned goals have helped turn our loss from the fiscal year ended December 31, 2006 of $877,895 into a net profit in the fiscal year ended December 31, 2007 of $259,800.

Cost of Sales

Cost of sales for the fiscal year ended December 31, 2007 was $1,377,856 compared to cost of sales for the fiscal year ended December 31, 2006 in the amount of $1,280,856; an increase of $97,000 or approximately 7.5%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal years ended December 31, 2007 and 2006 were $140,614 and $305,879, respectively; a decrease of $165,265 or 54%.  This decrease is due to a reduction in unnecessary cost.

Other Expenses

Total other expenses for the fiscal year ended December 31, 2007 and 2006 were $614,367 and $1,078,591, respectively; a decrease of $464,224 or 43%.  The total other expenses of $614,367 in the fiscal year ended December 31, 2007 consisted primarily of $532,261 in indirect labor and $82,106 in professional services fees, interest expense, and depreciation.  The total other expenses of $1,078,591 consisted primarily of $618,756 in bad debt expense, $273,179 in indirect labor, and $186,656 in professional services fees, loss on worthless stock, interest expense, and depreciation.

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents of $45,498, compared to $25,405 at December 31, 2006, an increase of $20,093.

During the fiscal year ended December 31, 2007, cash provided by operating activities was $71,337, consisting primarily of the Net Income of $259,800 offset by non-cash charges related to:

•	Depreciation charges of $130; and

•
Working capital changes of $188,593, consisting primarily of a decrease in Accounts Receivable, Other Assets in the amount of $10,984 offset by a net decrease in Payroll Taxes Payable, Accounts Payable, Liabilities of Discontinued Operations and Accrued Payroll Tax Expense in the amount of $199,577.

Cash used in investing activities for the fiscal year ended December 31, 2007 was $3,917 for the purchase of computer equipment.

Cash used in financing activities for the fiscal year ended December 31, 2007 was $47,327; consisting primarily of $148,200 proceeds from the issuance of common stock offset the following:

•	An increase in Stockholder Receivable (Equity) of $130,000;

•	An increase in Shareholder’s Loan Receivable of $63,365; and

•	A decrease in borrowings on the Line of Credit in the amount of $2,162.

Our long-term working capital and capital requirements will depend upon numerous factors, including our efforts to continue to improve operational efficiency and conserve cash.

Off-Balance Sheet Arrangements

As of the fiscal year ended December 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(c)(2) of Regulation S-B.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified the following accounting policies, described below, as the most critical to an understanding of our current financial condition and results of operations.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable, and it is reasonably assured to be collectible. We follow Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as it applies to time-and-material contracts. Revenue on time-and-materials contracts is recognized based on the hours actually incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts pursuant to which a client pays us a specified amount to provide only a particular service for a stated time period, or so-called fee-for-service arrangement, is recognized as amounts become billable, assuming all other criteria for revenue recognition are met.  We recognize revenue from government contracts.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement No. 133, Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued for the fiscal year beginning after September 15, 2006. The adoption of this standard is not expected to have a material effect on our results of operations or financial condition.

In March 2006, the FASB issued SFAS Statement No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.  This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This Statement requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.  This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and it permits an entity to choose either the Amortization Method or the Fair Value Method for each class of separately recognized servicing assets and servicing liabilities.  At its initial adoption, the Statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year.  The adoption of this standard is not expected to have a material effect our results of operations or financial condition.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes.  This interpretation prescribes recognition of threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year.  The adoption of this standard is not expected to have a material effect on our results of operations or financial condition.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS No. 157 does not require any new fair value measurements.  However, for some entities, the application of SFAS No. 157 will change current practice.  This Statement is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year.  Early adoption of this standard is not expected to have a material effect on our results of operations or its financial condition, but we are evaluating the Statement to determine what impact, if any, it will have on us.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulate other comprehensive income in shareholders’ deficit. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. The Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.  This statement permits entities to choose to measure many financial instruments and certain other items at value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  Effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. Early adoption of this standard is not expected to have a material effect on our results of operations or its financial condition, but we are evaluating the Statement to determine what impact, if any, it will have on us.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  We have not yet determined the impact, if any, of SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We have not yet determined the impact, if any, of SFAS No. 160 on our consolidated financial statements.

17

Item 7. Financial Statements.

CYIOS Corporation and Subsidiaries

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
CYIOS Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of CYIOS Corporation and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CYIOS Corporation and Subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company’s recurring losses and inability to generate an internal cash flow raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note R.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company, PA
Baum & Company, PA
Coral Springs, Florida
March 24, 2008

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
CYIOS Corporation and Subsidiaries

I have audited the accompanying consolidated balance sheets of CYIOS Corporation and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2006.  These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CYIOS Corporation and Subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The financial statements were prepared assuming the Company will continue as a going concern.  The Company has recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note E of the “Notes to the audited consolidated financial statements” for the year ended December 31, 2006.  Theses financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Traci J. Anderson, CPA
Traci J. Anderson, CPA
Huntersville, NC
April 13, 2007

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2007

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$45,498
Accounts Receivable	46,398
Stock Receivable	15,000
Other Current Assets	4,900
Loan to Shareholder	172,406
TOTAL CURRENT ASSETS	284,202

FIXED ASSETS
Computer Equipment	3,918
Accumulated Depreciation	(130)
TOTAL FIXED ASSETS	3,788

TOTAL ASSETS	$287,990

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Line of Credit	$98,817
Payroll Taxes Payable	9,703
Accrued Vacation Expense	27,817
Accounts Payable	24,622
Liabilities of Discontinued Operations	256,497
TOTAL LIABILITIES	417,456

STOCKHOLDERS’ DEFICIT
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 issued and outstanding)	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 25,354,210 shares issued and outstanding)	25,354
Additional Paid-in-Capital	23,886,536
Stock Receivable (Equity)	(121,000)
Accumulated Deficit	(23,920,386)
TOTAL STOCKHOLDERS’ DEFICIT	(129,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$287,990

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations
For the years ended December 31, 2007 and 2006

	2007	2006
SALES AND COST OF SALES
Sales	$2,185,464	$1,705,416
Cost of Sales	1,377,856	1,280,427
Gross Profit	807,608	424,989

EXPENSES
Selling, general and administrative	140,614	305,879
Payroll Expense--Indirect Labor	532,261	273,179
Professional Fees	61,644	124,629
Bad Debt Expense (Note A)	-	618,756
Loss on Worthless Stock	-	5,400
Interest	20,332	7,723
Depreciation and amortization	130	48,904
TOTAL EXPENSES	754,981	1,384,470

Net Income/(Loss) from Operations	52,627	(959,481)

Net Income/(Loss) from Discontinued Operations	185,173	-

OTHER INCOME/(EXPENSE)
Other Income	22,000	-
Forgiveness of Debt	-	81,586
TOTAL OTHER INCOME/(EXPENSE)	22,000	81,586

Net Income/(Loss)	$259,800	$(877,895)
Net income/(loss) per share--basic and fully diluted
Continuing Operations	$0.002	$(0.044)
Discontinued Operations	$0.008	$-
Net income/(loss) per share	$0.011	$(0.040)
Weighted average shares outstanding--basic and fully diluted	24,047,761	21,822,534

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$259,800	$(877,896)
Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Depreciation	130	48,904
Accounts Receivable written off to Bad Debt Expense	-	618,756
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	8,249	(44,935)
(Increase)/Decrease in Other Assets	2,735	21,441
Increase/(Decrease) In Interest Payable	-	(13,669)
Increase/(Decrease) In Payroll Taxes Payable	(7,499)	(141,458)
Increase/(Decrease) in Accrued Payroll Expenses	6,016	(5,962)
Increase/(Decrease) In Liabilities of Discontinued Operations	(185,173)	-
Increase/(Decrease) in Accounts Payable	(12,921)	17,474
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	71,337	(377,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment Purchases	(3,917)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,917)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	148,200	567,711
(Increase)/Decrease in Stockholder Receivable (Equity)	(130,000)	(6,000)
(Increase)/Decrease Shareholder's Loan Receivable	(63,365)	(133,397)
Increase/(Decrease) in Note Payable	-	(136,692)
Increase/(Decrease) in borrowings on Line of Credit	(2,162)	61,271
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(47,327)	352,893

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,093	(24,452)

CASH AND CASH EQUIVALENTS:
Beginning of Year	25,405	49,857

End of Year	$45,498	$25,405

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$13,344	$7,723

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock Options issued in exchange for services	$12,200	$58,975

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Deficit
For the years ended December 31, 2007 and 2006

	Common	Common	Preferred	Preferred	Additional
	Shares	Stock	Shares	Stock	Paid-in	Accumulated
	(000's)		$(000's)	$	Capital	Deficit
Balances, December 31, 2005	21,567,910	$21,568	27,913	30	$23,174,411	$(23,302,290)
Issuance of shares	1,812,300	1,812	-	-	565,899	-
Net Income (loss) for the year	-	-	-	-	-	(877,896)
Balances, December 31, 2006	23,380,210	$23,380	27,913	$30	$23,740,310	$(24,180,186)
Issuance of shares	2,074,000	2,074	-	-	146,326	-
Shares cancelled/returned	(100,000)	(100)	-	-	(100)	-
Net Income (loss) for the year	-	-	-	-	-	259,800
Balances, December 31, 2007	25,354,210	$25,354	27,913	$30	$23,886,536	$(23,920,386)

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity— China Print, Inc. formerly known as WorldTeq Group International, Inc. merged on September 19, 2005 with CYIOS Corporation of Washington DC. During the merger the company’s former CEO notified the public of his resignation and the assignment of a new CEO and president, Mr. Timothy Carnahan. After the merger, China Print, Inc. changed its name to CYIOS.  The consolidated financial statements of CYIOS Corporation (The Company), formerly China Print, Inc. includes its subsidiary by the same name CYIOS Corporation, in addition to CKO, Inc. and WorldTeq Corporation. The Company, through its subsidiary CYIOS Corporation does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army. The company contracts its services for single and multiple year awards to different US Army and US Government agencies. CKO Inc. owns a custom designed online office management product. The company launched this product in November of 2005 to the general public and commercial businesses. WorldTeq Corporation in the past engaged primarily in the long distance service business and during 2007 and 2006 it had no operating activity and is considered a discontinued operation.

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

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Advertising Costs—Advertising costs are expensed as incurred.  For the years ended December 31, 2007 and 2006, the company incurred $8,101 and $15,029 respectively.

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

Income Taxes—Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

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

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  For the years ended December 31, 2007 and 2006, the following amounts by subsidiary were deemed uncollectible and written off as bad debts:

	2007	2006
CKO	$-	$525,000
WTC	-	93,756
	$-	$618,756

Outstanding Accounts Receivable as of December 31, 2007 was $46,398 (CYIOS Subsidiary).

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

Property and Equipment—Property and equipment is stated at cost.  Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from five to seven years.  New computer equipment assets in the amount of $3,918 were purchased in 2007.  These assets will be depreciated of their estimated useful life which the Company has determined to be 5 years.  The estimated annual depreciation expense is $782 per year.  Total depreciation expense for the year ended December 31, 2007 was $130.00.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements — In February 2006, the FASB issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”.  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This Statement requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.  This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and it permits an entity to choose either the Amortization Method or the Fair Value Method for each class of separately recognized servicing assets and servicing liabilities.  At its initial adoption, the Statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115.  This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)
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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulate other comprehensive income in shareholders’ deficit. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. The Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  Effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. Early adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position, but the Company is evaluating the Statement to determine what impact, if any, it will have on the Company.

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 160 on its consolidated financial statements.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2007 and 2006 is summarized as follows:
          Cash paid during the years for interest and income taxes:

	2007	2006
Income Tax	$-	$-
Interest	$20,332	$7,723

	2007	2006
Common stock issued for services	$12,200	$58,975

NOTE C—FINANCING FACILITY

During the year ended December 31, 2003 the Company entered into an accounts receivable financing facility for a maximum of $500,000 with an unrelated third party. Collateral for the facility is a first security interest in all corporate assets and a personal guarantee of the Company’s shareholder.  The Company pays a 2% fee for each advance and interest accrues on all advances at a floating rate, at the prime rate published in the Wall Street Journal plus 2% (7.25% at December 31, 2007).  The Company is advanced 90% of all government contract invoices. The advances are used for general corporate working capital. Residual, or holdback amounts, less fees and interest, are remitted to the Company when payments are received from the government. Substantially all of the Company’s revenue stream and accounts receivables are factored through this facility.

NOTE D—INCOME TAXES

Due to the prior years’ operating losses and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2007 is as follows:

Total Deferred Tax Asset	$2,281,257
Valuation Allowance	(2,281,257)
Net Deferred Tax Asset	$-

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE D—INCOME TAXES (CONT’D)
The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the year ended December 31, 2007 is as follows:

	2007	2006
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.  The valuation allowance increased (decreased) by $(88,332) and $298,484 in 2007 and 2006, respectively.  No tax benefits have been recorded for the nondeductible (tax) expenses (including stock for services) totaling $17,281,983.

As of December 31, 2007, the Company had federal and state net operating loss carryforwards as follows of $6,709,578 which will expire at various times through the year 2027.

NOTE E—CONCENTRATION

The Company is either a prime or sub contractor on contracts with the Titan Corporation, Information Management Support Center (IMCEN) and GOMO/SLD.  Loss of these contracts could have a material effect upon the Company’s financial condition and results of operations.

NOTE F—SEGMENT REPORTING

The Company has six reportable segments—CYIOS, CYIOS Group, CKI, CLNS Alliant, DigitalTeq, and WorldTeq:

Net Sales by Segment December 31, 2007
	CYIOS	CYIOS Group	CKO	CLNS Alliant	DigitTeq	WorldTeq	Totals
Sales, net	$2,185,464	$-	$-	$-	$-	$-	$2,185,464
Cost of Sales	1,377,856	-	-	-	-	-	1,377,856
Gross Profit	$807,608	$-	$-	$-	$-	$-	$807,608

Profit/(Loss) by Segment December 31, 2007
	CYIOS	CYIOS Group	CKO	CLNS Alliant	DigitTeq	WorldTeq	Totals
Net Operating Profit/(Loss)	$68,937	$(11,100)	$(5,210)	$-	$-	$-	$52,627
Net Profit/(Loss)	$90,937	$(11,100)	$(5,210)	$-	$-	$185,173	$259,800

The accounting policies used for segment reporting are the same as those described in Note A “Summary of Significant Accounting Policies”;

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE G—EQUITY

Common Shares

The Company is authorized to issue 100,000,000 shares of $.001 par value stock and as of December 31, 2007 the Company had 25,354,210 shares outstanding.  During 2007 and 2006, the Company issued the following shares of common stock:

During 2007, the Company issued 2,074,000 free trading common shares for cash and employee option bonuses.  Of these shares, 304,000 shares were issued for services valued at $12,200.  Also, during 2007, 100,000 shares were cancelled that had been previously issued.

During 2006, the Company issued 1,812,300 free trading common shares.  Of these shares issued, 92,300 options for shares were issued for services valued at $58,975.

Preferred Shares

The Company is authorized to issue 5,000,000 shares of $.001 par value, convertible preferred shares.  The preferred shares are convertible to common shares at a 1 to 1 ratio.  As of December 31, 2007, the Company had 29,713 preferred shares outstanding.  During 2007 and 2006, the Company did not issue any preferred shares of stock.

NOTE H—STOCK OPTIONS AND WARRANTS

On April 21, 2006, the Company’s board of directors approved the 2006 Employee Stock Option Plan (the “2006 Plan”).  The 2006 Plan provides for the issuance of a maximum of 3,000,000 shares of common stock in connection with stock options granted thereunder, plus an annual increase to be added on the first nine anniversaries of the effective date of the 2006 Plan, equal to at least (i) 1% of the total number of shares of common stock then outstanding, (ii) 350,000 shares, or (iii) a number of shares determined by the Company’s board of directors prior to such anniversary date.  The 2006 Plan has a term of 10 years and may be administered by the Company’s board of directors or by a committee made up of not less than 2 members of appointed by the Company’s board of directors. Participation in the 2006 Plan is limited to employees, officer, directors and consultants of the Company and its subsidiaries. Incentive stock options granted pursuant to the 2006 Plan must have an exercise price per share not less than 100%, and non-qualified stock options not less than 85%, of the fair market value of our common stock on the date of grant. Awards granted pursuant to the 2006 Plan may not have a term exceeding 10 years and will vest upon conditions established by the Company’s board of directors.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE H—STOCK OPTIONS AND WARRANTS (CONT”D)

On April 21, 2006 the Company filed a registration statement on Form S-8 with the SEC registering 3,000,000 shares of common stock for issuance upon exercise of options granted pursuant to the 2006 Plan.  As of December 31, 2007, options to acquire 1,812,300 shares of common stock were granted and exercised and there are 1,187,700 shares available for issuance under the 2006 Plan.

On November 12, 2007, the Company’s board of directors approved the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the issuance of a maximum of 3,500,000 shares of common stock in connection with awards granted thereunder, which may include stock options, restricted stock awards and stock appreciation rights. The 2007 Plan has a term of 10 years and may be administered by the Company’s board of directors or by a committee appointed by the Company’s board of directors (the “Committee”). Participation in the 2007 Plan is limited to employees, officer, directors and consultants of the Company and its subsidiaries. Incentive stock options granted pursuant to the 2007 Plan must have an exercise price per share not less than 100%, and non-qualified stock options not less than 85%, of the fair market value of the Company’s common stock on the date of grant. Awards granted pursuant to the 2007 Plan may not have a term exceeding 10 years and will vest upon conditions established by the Committee.

On November 29, 2006 the Company filed a registration statement on Form S-8 with the SEC registering 3,500,000 shares of common stock for issuance upon exercise of options granted and exercised pursuant to the 2007 Plan.  As of December 31, 2007, options to acquire 2,054,000 shares of common stock were granted and exercised and there are 1,446,000 shares available for issuance under the 2007 Plan.

Options outstanding and exercisable as of December 31, 2007

	Outstanding
	Number of shares	Remaining Life	Exercisable Number of Shares

Exercise Price
$0.29	600,000	expired	600,000
0.29	400,000	1 year	400,000
0.13	2,350,000	7 years	2,350,000
	3,350,000		3,350,000

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE H—STOCK OPTIONS AND WARRANTS (CONT”D)

Outstanding stock options granted as of December 31, 2007 are as follows:
	Options	Weighted average price per share
Outstanding at December 31, 2005	3,495,000

Year ended December 31, 2006
Granted	1,816,300	0.26
Exercised	(1,812,300)	0.26
Expired in 2006	(145,000)	0.19
Outstanding at December 31, 2006	3,354,000

For the year ended December 31, 2007
Granted	2,054,000	0.13
Exercised from 2006	(4,000)	0.26
Expired in 2007	(600,000)	0.29
Exercised in 2007	(2,054,000)	0.07
Outstanding at December 31, 2007	2,750,000

Securities available for future issuance under the 2007 and 2006 plan are as follows:
Plan Category	Number of shares available for issuance
Equity compensation approved by security holders	-
Equity compensation not approved by security holders	2,633,700

NOTE I—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator.  Individuals who have been employed for one month and reached the age of 21 years are eligible to participate.  Employees may contribute up to the legal amount allowed by law.  The Company matches one-half of the employee’s contribution up to a maximum of 4% of the employee’s wages.  Employees are vested in the Company’s contribution 25% a year and are fully vested after four years.  The Company’s contributions for the years ended December 31, 2007  and 2006 were $34,314 and 17,203 respectively.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE J—COMMITMENTS/LEASES

The Company entered into a lease agreement on July 8, 2005 for office space.  The current lease agreement is in effect from August 2007 to August 2008, and at that time is up for renewal.  Monthly fees are $1,040.   The Company’s estimated future yearly minimum lease obligations are as follows:

2008                      $17,628

Total rent expense for 2007 and 2006 was $18,111 and $26,771 respectively.  The decrease in rent expense from 2006 to 2007 was due to a reduction in office space.

NOTE K—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders.  The note is payable on demand and bears no interest.  The outstanding balance as of December 31, 2007 is $172,406.

NOTE L—ACCOUNTS PAYABLE

The breakdown of Accounts Payable is as follows categorized by subsidiary:

WTEQ	17,068
CYIOS	7,554
$24,622

NOTE M—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America.  The line of credit for CKO is 10.75% interest and the line of credit for China Print, Inc. is 14.75%.  The outstanding balances of the line of credit by Subsidiary as of December 31, 2007 are as follows:

CKO	$44,767
China Print	54,050
$98,817

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE N—PAYROLL TAXES PAYABLE

As of December 31, 2007, the Company’s subsidiaries owed the following in payroll taxes:

WTEQ	9,368
CYIOS	334
$9,702

*The Company is in negotiations with the IRS to satisfy these debts which were incurred prior to the merger in 2005.

NOTE O—LIABILITIES OF DISCONTINUED OPERATIONS

The liabilities associated with WorldTeq (WTC) which has discontinued operations are broken down as follows:

Accounts Payable *	$185,174
Other Payables	30,321
Income Taxes Payable	13,629
Payroll Taxes Payable	27,373
$256,497

*The original amount of the Accounts Payable from discontinued operations was $370,347.  The Company has determined that these debts have exceeded the statute of limitations per the State of Delaware’s rules regarding the statute of limitations for collection of outstanding debts.  The Company has carried the debts since the year 2005.  No attempt on the part of the creditor has been made to collect these debts, so management has determined it reasonable to write them off over 2007 and 2008.  The amount written off in 2007 was $185,173 and the amount to be written off in 2008 is $185,174.

As a result of the write-off of these debts, the Company has recognized income for the year ended December 31, 2007 from discontinued operations in the amount of $185,173 as shown in the “Other Income” section on the Consolidated Statement of Operations.

NOTE P—STOCK RECEIVABLE

The Company had $136,000 in Stock Receivable which represents stock that was purchased.  The Stock Receivable has been classified in to two separate categories:  Stock Receivable in the amount of $15,000 which represents amounts that have been collected in the 1st quarter of 2008 and Stock Receivable (Equity) in the amount of $121,000 which represents the amount still outstanding in the 1st quarter of 2008.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE Q—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the years ended December 31, 2007 and 2006 are as follows:

	For the Year Ended December 31, 2007
	Income	Weighted Average Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$259,800

Basic EPS
Income available to common stockholders	259,800	23,970,133	$0.011

Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,704
Diluted EPS
Net Income/(Loss)	259,800	23,999,837	$0.011

	For the Year Ended December 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$(877,895)

Basic EPS
Income available to common stockholders	(877,895)	21,792,830	$(0.040)

Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,704
Diluted EPS
Net Income/(Loss)	(877,895)	21,822,534	$(0.040)

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE R—GOING CONCERN

As shown in the accompanying financial statements, the Company has had recurring losses.  During 2007 and 2006, the Company had net income of $259,800 and a net loss of $877,895 respectively.  The Company has a net deficiency of $23,920,386 and a net working capital deficit of $133,254.

Management believes that actions presently being taken to win more contracts, raise equity capital, seek strategic relationships and alliances, and build its marketing efforts to generate positive cash flow provide the means for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no events or disagreements requiring disclosure under Item 304(b) of Regulation S-B during the fiscal year ended December 31, 2007.  For additional information regarding the change in our certifying accountants, reference is made to our Current Report on Form 8-K filed on July 16, 2007.

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-KSB.

Based on the evaluation, our chief executive officer and principal financial officer, Timothy Carnahan, who is our sole executive officer, has concluded that, at December 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (ii) accumulated and communicated to management, including our chief executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over our financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report on form 10-KSB for the fiscal year ended December 31, 2007 does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s repot in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this annual report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

In December 2007, through a competitive biding process, we were awarded a United States Army contract to build and sustain a knowledge management solution for the senior leadership of the Army. This contract is for a period of 5 years with a value of $4.6 million. We will begin to recognize revenue in January 2008.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of December 31, 2007.

Name	Age	Position

Timothy W. Carnahan	40	Director, Chief Executive Officer and Treasurer

Timothy Carnahan has served as our Chief Executive Officer, Treasurer and Chairman of our board of directors since September 2005. Previously, from July 2004 through September 2005 Mr. Carnahan served as the President and founder of CKO, Inc., a District of Columbia corporation (“CKO”), and from April 1995 through September 2005 as the President and founder of CYIOS Corporation, a District of Columbia corporation (“CYIOS DC”).  CKO and CYIOS DC presently make up our two operating subsidiaries. Mr. Carnahan has some level of security clearance at the Department of Defense. Mr. Carnahan holds a Bachelor of Science degree in Computer Science from Old Dominion University.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Legal Proceedings

During the past five years, none of our directors, executive officers or control persons have been involved in any of the following events:

•	any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities Exchange Commission.  These persons are required to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of these forms and written representations of our executive officers and directors, we believe that all Section 16(a) filing requirements were met during the fiscal year ended December 31, 2007.

Code of Ethics

We have adopted a written code of ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, or persons performing similar functions.

Audit Committee

As of the date of this annual report for the fiscal year ended December 31, 2007, we have no standing committees and our entire board of directors serves as our audit and compensation committees. Our board of directors has determined that

Item 10. Executive Compensation.

The following table sects forth all compensation awarded, paid to or earned by our Chief Executive Officer, who was our only executive officer during the fiscal year ended December 31, 2007.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total Compensation ($)

Timothy Carnahan, Chief Executive Officer	2007	$150,000	--	--	--	--	--	--	$150,000

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each of our named executive officers outstanding as of December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis-able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Timothy Carnahan, Chief Executive Officer	--	--	--	--	--	--	--	--	--

Director Compensation

No salary or regular compensation is paid to our directors. Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. No such compensation or expense reimbursements have been requested by our directors or paid to date.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2008. The information in this table provides the ownership information for:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 25,552,210 shares of common stock currently outstanding and no additional shares potentially acquired within sixty days.

Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class

Timothy Carnahan	15,976,294	62.5%

All officers and directors as a group	15,976,294	62.5%

(1)	The address of each person listed is care of CYIOS Corporation, 1300 Pennsylvania Avenue, Suite 700, Washington D.C. 20004.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

We have determined that our sole director, Timothy Carnahan, is not independent based on an analysis of the standards for independence set forth in Section 121A of the American Stock Exchange Company Guide.

Item 13. Exhibits.

No.	Description of Exhibit

2.1
Stock Acquisition Agreement by and between CYIOS Corporation (formerly China Printing, Inc.) and Timothy Carnahan, dated September 19, 2005, incorporated by reference to Exhibit 1.01 on Form 8-K filed September 16, 2005.

3(i)(1)	Articles of Incorporation of CYIOS Corporation, dated October 11, 1997, incorporated by reference to Exhibit 2.A on Form 10-SB filed September 3, 1999.

3(i)(2)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated April 26, 1999, incorporated by reference to Exhibit 2.B on Form 10-SB filed September 3, 1999.

3(i)(3)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated November 8, 2001, incorporated by reference to Exhibit 4.3 on Form S-8 filed November 29, 2007.

3(i)(4)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated April 7, 2005, incorporated by reference to Exhibit 4.4 on Form S-8 filed November 29, 2007.

3(i)(5)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated October 21, 2005, incorporated by reference to Exhibit 4.5 on Form S-8 filed November 29, 2007.

3(i)(6)	Certificate of Designation, dated June 1, 1999.*

3(ii)(1)	Bylaws of CYIOS Corporation, dated October 15, 1999, incorporated by reference to Exhibit 2.D on Form 10-SB filed September 3, 1999.

4.1	2006 Employee Stock Option Plan, incorporated by reference to Exhibit 99.1 on Form S-8 filed April 21, 2006.

4.2	2007 Equity Incentive Plan, incorporated by reference to Exhibit 4.7 on Form S-8 filed November 29, 2007.

10.1	Navy Contract by and between CYIOS Corporation and United States Navy, dated May 2008.

14.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 on Form 10-KSB file April 20, 2004.

21.1	Subsidiaries of CYIOS Corporation.*

31.1	Certification of CYIOS Corporation Chief Executive Officer and Principal Financial Officer, Timothy Carnahan, required by Rule 13a-14(a) or Rule 15d-14(a), dated March 31, 2008.*

32.1	Certification of CYIOS Corporation Chief Executive Officer and Principal Financial Officer, Timothy Carnahan, required by Rule 13a-14(b) or Rule 15d-14(b), dated March 31, 2008.*

___________________
* Filed herewith.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2007	2006
Audit fees (1)	$21,850	$19,500
Audit-related fees	--	--
Tax fees	750	16,400
All other fees	7,825	11,500
Total	$30,425	$35,900

(1)
All audit fees are approved by our board of directors. For the fiscal year ended December 31, 2006 Traci J. Anderson, CPA, served as our independent accountant. As previously disclosed in a Current Report on Form 8-K filed with the SEC on July 20, 2007, Ms. Anderson resigned on July 16, 2007, and we appointed Baum & Company, P.A. as our independent accountant for the fiscal year ended December 31, 2007.

Audit Fees

Audit fees billed for professional services rendered by our principal accountants, during the fiscal years ended December 31, 2007 and 2006 for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our quarterly reports on Form 10-QSB, and any services provided in connection with statutory and regulatory filings or engagements for those years ended, totaled approximately $21,850 and $19,500, respectively.

Audit-Related Fees

There were no audit-related fees billed by our principal accountants during the fiscal years ended December 31, 2007 and 2006.

Tax Fees

Tax fees billed by our principal accountants during the years ended December 31, 2007 and 2006, for tax compliance, tax advice and tax planning services, specifically including preparation of our consolidated tax returns and guidance on tax accruals, totaled approximately $750 and $4,900 respectively.

All Other Fees

Fees billed by our principal accountants during the years ended December 31, 2007 and 2006, respectively, for services rendered other than the amounts set forth above, including the preparation of our annual consolidated financial statements and the consolidated financial statements included in our quarterly reports on Form 10-QSB, totaled approximately $7,825 and $11,500, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008
CYIOS Corporation

	By:	/s/
Timothy W. Carnahan
President, Chief Executive
Officer &
Principal Financial Officer