Form 10QSB
period 2008-03-31
CYIOS CORP
filed 2008-05-14
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2008
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
☒ Non-accelerated filer
Indicate by check mark whether the registrant  is a shell  company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 25,557,210 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of March 31, 2008.[Missing Graphic Reference]

Note Regarding FORWARD-LOOKING STATEMENTS

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

CYIOS Corporation and Subsidiaries Consolidated Balance Sheet (Unaudited)
	As of March 31, 2008	As of December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$82,858	$45,498
Accounts Receivable	10,800	46,398
Prepaid Consulting	31,916	-
Other Current Assets	9,800	4,900
TOTAL CURRENT ASSETS	135,374	96,796
OTHER ASSETS
Loan to Shareholder	211,133	172,406
TOTAL OTHER ASSETS	211,133	172,406
FIXED ASSETS
Computer Equipment	3,918	3,918
Accumulated Depreciation	(326)	(130)
TOTAL FIXED ASSETS	3,592	3,788

TOTAL ASSETS	$350,099	$272,990
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Line of Credit	$99,906	$98,817
Payroll Taxes Payable	12,674	9,703
Accrued Vacation Expense	27,817	27,817
Accounts Payable	17,068	24,622
Liabilities of Discontinued Operations	187,192	256,497
TOTAL LIABILITIES	344,657	417,456
STOCKHOLDERS' DEFICIT
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 25,557,210 and 25,354,210 shares issued and outstanding)	25,557	25,354
Additional Paid-in-Capital	23,859,633	23,886,536
Stock Subscription Receivable	(38,500)	(136,000)
Accumulated Deficit	(23,841,278)	(23,920,386)
TOTAL STOCKHOLDERS' DEFICIT	5,442	(144,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$350,099	$272,990

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries Consolidated Statement of Operations (Unaudited) For the 3 months ended March 31, 2008 and 2007

	2008	2007
SALES AND COST OF SALES
Sales	$428,508	$551,565
Cost of Sales	187,961	276,173
Gross Profit	240,547	275,392

EXPENSES
Selling, general and administrative	33,575	47,287
Payroll Expense--Indirect Labor	147,035	163,873
Consulting Expense	26,801	5,153
Professional Fees	18,112	22,574
Interest	5,024	2,100
Depreciation and amortization	196	-
TOTAL EXPENSES	230,743	240,987

Net Income/(Loss) from Operations	9,804	34,405

Net Income/(Loss) from Discontinued Operations	69,305	-
Net Income/(Loss)	$79,109	$34,405
Net income/(loss) per share--basic and fully diluted
Continuing Operations	$0.000	$0.002
Discontinued Operations	$0.003	$-
Net income/(loss) per share	$0.003	$0.002
Weighted average shares outstanding--basic and fully diluted	25,329,516	21,716,445

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries Consolidated Statement of Stockholders' Deficit (Unaudited)

	Common Shares (000's)	Common Stock $	Preferred Shares (000's)	Preferred Stock $	Additional Paid-in Capital	Retained Deficit
Balances, December 31, 2006	23,380,210	$23,380	27,913	$30	$23,740,310	$(24,180,186)
Issuance of shares	2,074,000	2,074	-	-	146,326	-
Shares cancelled	(100,000)	(100)	-	-	(100)	-
Net Income (loss) for the year	-	-	-	-	-	259,800
Balances, December 31, 2007	25,354,210	$25,354	27,913	$30	$23,886,536	$(23,920,386)
Shares returned	(500,000)	(500)	-	-	(74,500)	-
Shares issued	53,000	53	-	-	5,247	-
Shares issued for consulting services	650,000	650	-	-	42,350	-
Net Income (loss) for the 1st quarter	-	-	-	-	-	79,108
Balances, March 31, 2008	25,557,210	25,557	27,913	30	23,859,633	(23,841,278)

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) For the three months ended March 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$79,108	$34,405
Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Depreciation	196	-
Value of Shares Issued for consulting services	11,084	-
Reduction in Liabilities from Discontinued Operations	(69,305)	-
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	35,598	21,206
(Increase)/Decrease in Other Assets	(4,900)	14,063
Increase/(Decrease) In Taxes Payable	-	(191)
Increase/(Decrease) In Payroll Taxes Payable	2,971	-
Increase/(Decrease) in Accounts Payable	(7,554)	(12,242)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	47,198	57,241

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in Shareholder's Loan Receivable	(38,727)	(30,004)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(38,727)	(30,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	5,300	8,236
(Increase)/Decrease in Stock Subscription Receivable	22,500	-
Increase/(Decrease) in borrowings on Line of Credit	1,089	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	28,889	8,236

NET INCREASE IN CASH AND CASH EQUIVALENTS	37,360	35,473

CASH AND CASH EQUIVALENTS:
Beginning of Period	45,498	25,305

End of Period	$82,858	$60,778

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$5,024	$2,100
Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Consulting Services	$43,000	$-
Return of 500,000 shares and reduction in related Stock Receivable	$75,000

The accompanying notes are an integral part of these unaudited financial statements

CYIOS CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(Unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim financial statements and summarized notes included herein were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in CYIOS Corporations 10Ksb filed March 31, 2008. These interim financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results

USE OF ESTIMATES

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

PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of five to seven years.  Depreciation expense was $196 and $0 respectively for the three months ended March 31, 2008 and 2007.

REVENUE RECOGNITION/CONTRACTS

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

NET LOSS PER COMMON SHARE

Statement of Financial Accounting Standard (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations.  Basic earnings per share amounts are based on the weighted average shares of common stock outstanding.  If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.  Accordingly, this presentation has been adopted for the period presented.  There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

ADVERTISING COSTS

Advertising costs are expensed as incurred.  For the 3 months ended March 31, 2008 and 2007, the company incurred $3,182 and $1,700 respectively.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, and some portion or the entire deferred tax asset will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluated the recoverability of its property and equipment, and other assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of” which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ACCOUNTS RECEIVABLE

Accounts deemed uncollectible are written off in the year they become uncollectible.  As of March 31, 2008, the Accounts Receivable balance was $10,800 and the amount deemed uncollectible was $0.

PREFERRED STOCK

As of March 31, 2008, the outstanding preferred stock is 29,713.

COMMON STOCK

The following table recaps the capital account transactions occurring during the 1st quarter of 2008:

Month/Description of transaction	Number of shares	Price per share	Total Value
January--stock issued for consulting services	400,000	$0.045	$18,000
January--stock sold	53,000	0.100	5,300
March--stock issued for consulting services	250,000	0.100	25,000
March--shares returned *	(500,000)	0.150	(75,000)
Total	203,000		$(26,700)

*These shares were returned by the individual in lieu of payment on the amount owed for the outstanding balance of the Stock Subscription Receivable.

STOCK OPTIONS AND WARRANTS

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

STOCK OPTIONS AND WARRANTS (CONT’D)

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

Outstanding stock options and warrants as of March 31, 2008 are as follows:

Options and Warrants outstanding
As of March 31, 2008
	Options	Weighted average price per share	Warrants	Weighted average price per share
Outstanding at December 31, 2006	3,354,000
For the year ended December 31, 2007
Granted	1,974,000	0.26	-
Exercised from 2006	(4,000)
Expired in 2007	(600,000)	0.29	-
Exercised in 2007	(1,974,000)	0.26	-	-
Outstanding at December 31, 2007	2,750,000		-	-

For the period ended March 31, 2008
Granted	703,000	0.07	-
Expired as of March 31, 2008	(173,438)	0.29
Exercised in 2007	(703,000)	0.07	-
Outstanding at March 31, 2008	2,576,562		-	-

NOTE B—INCOME TAXES

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

NOTE B—INCOME TAXES (CONT’D)
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

NOTE C—CONCENTRATION

The Company is either a prime or sub contractor on contracts with the Titan Corporation, Information Management Support Center (IMCEN) and GOMO/SLD.  Loss of these contracts could have a material effect upon the Company’s financial condition and results of operations.

NOTE D—SEGMENT REPORTING

The Company has four reportable segments—CYIOS, CYIOS Group, CKO, and WorldTeq:

Net Sales by Segment
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Sales, net	$428,508	$-	$-	$-	$428,508
Cost of Sales	182,661	-	-	-	182,661
Gross Profit	$245,847	$-	$-	$-	$245,847

Profit/(Loss) by Segment
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Net Operating Profit/(Loss)	$13,499	$-	$(3,696)	$-	$9,803
Net (Loss)	$13,499	$-	$(3,696)	$69,305	$79,108

NOTE C—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator.  Individuals who have been employed for one month and reached the age of 21 years are eligible to participate.  Employees may contribute up to the legal amount allowed by law.  The Company matches one-half of the employee’s contribution up to a maximum of 4% of the employee’s wages.  Employees are vested in the Company’s contribution 25% a year and are fully vested after four years.  The Company’s contributions for the 3 months ended March 31, 2008 and 2007 were $7,252 and $6,231 respectively.

NOTE D—COMMITMENTS/LEASES

The Company entered into a lease agreement on July 8, 2005 for office space.  The current lease agreement is in effect from August 2007 to August 2008, and at that time is up for renewal.  Monthly fees are $1,040.   The Company’s estimated future yearly minimum lease obligations are as follows:

2008                                $17,628

Total rent expense for the 3 months ended March 31, 2008 and 2007 was $4,542 and $4,412 respectively.

NOTE E—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders.  The note is payable on demand and bears no interest.  The outstanding balance as of March 31, 2008 is $192,920.

NOTE F—ACCOUNTS PAYABLE

The breakdown of Accounts Payable as of March 31, 2008 is as follows categorized by subsidiary:

WTEQ	17,068
CYIOS	-
$17,068

NOTE G—PAYROLL TAXES PAYABLE

As of March 31, 2008, the Company’s subsidiaries owed the following in payroll taxes:

WTEQ	9,368
CYIOS	3,306
$12,674

NOTE H—LIABILITIES OF DISCONTINUED OPERATIONS

The liabilities associated with WorldTeq (WTC) which has discontinued operations are broken down as follows:

WTC

Accounts Payable	$123,449
Other Payables	22,741
Income Taxes Payable	13,629
Payroll Taxes Payable	27,373
$187,192

*The original amount of the Accounts Payable from discontinued operations was $370,347.  The Company has determined that these debts have exceeded the statute of limitations per the State of Delaware’s rules regarding the statute of limitations for collection of outstanding debts.  The Company has carried the debts since the year 2005.  No attempt on the part of the creditor has been made to collect these debts, so management has determined it reasonable to write them off over 2007 and 2008.  The amount written off in 2007 was $185,173 and the amount written off during the 3 months ended March 31, 2008 was $69,305.

As a result of the write-off of these debts, the Company has recognized income for the 3 months ended March 31, 2008 from discontinued operations in the amount of $69,305 as shown in the “Other Income” section on the Consolidated Statement of Operations.

NOTE I—STOCK SUBSCRIPTION RECEIVABLE

The Company had $38,500 in Stock Subscription Receivable which represents stock that was purchased.  The Stock Subscription Receivable has been classified as a Stock Subscription Receivable (Contra Equity account) in the amount of $38,500 which represents the amount still outstanding in the 1st quarter of 2008.

NOTE J—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the 3 months ended March 31, 2008 and 2007 are as follows:

	For the 3 months ended March 31, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$79,109
Basic EPS
Income available to common stockholders	79,109	25,299,803	$0.003
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713
Diluted EPS
Net Income/(Loss)	79,109	25,329,516	$0.003

	For the 3 Months Ended March 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$34,405
Basic EPS
Income available to common stockholders	34,405	21,686,732	$0.002
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713
Diluted EPS
Net Income/(Loss)	34,405	21,716,445	$0.002

NOTE K—GOING CONCERN

During 2007, we had a net income of $259,800, a net deficiency of $23,920,386 and a net working capital deficit of $133,254.  For the three months ended March 31, 2008, we showed a net profit of $79,108 as compared to a net profit of $34,405 for the same period in 2007.

Management believes that actions presently being taken to raise equity capital, seek strategic relationships and alliances, and build its marketing efforts to generate positive cash flow provide the means for us to continue as a going concern.  The unaudited financial statements included with this 10-QSB do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this report.

INTRODUCTION

CYIOS Corporation and its subsidiaries are collectively referred to as CYIOS. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in the financial condition and results of operations and cash flows for 1st quarter ended March 31, 2008 and 2007 for CYIOS. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying unaudited consolidated financial statements prepared in accordance with U.S. GAAP.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include risks and uncertainties set forth under the heading “Risk Factors” and elsewhere in this Form 10-QSB.

CORPORATE OVERVIEW

CYIOS Corporation operates two subsidiaries. The first two, CYIOS Corporation and CKO Incorporated, are the two vehicles where the company operates its business.  The company, through its services subsidiary, CYIOS Corporation, provides innovative Business Transformation and Information Technology solutions to the United States Army, Department of Defense (DoD), and other prospective U.S. Government agencies. CYIOS supports its customers through a variety of current contract vehicles including prime contracts, subcontracts, sole source, blanket purchase agreements, and multiple award task orders extending as far out as 2010. CYIOS has received many commendations for its outstanding customer service and support in systems integration and application development, knowledge management and business transformation, and program and project management. As a certified Small Business, CYIOS provides its services within the following North American Industry Classification System (NAICS) codes:

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

CKO Incorporated is CYIOS’ subsidiary, which offers the product CYIPRO; a business transformation tool that utilizes the first project based operating system (OS). This new project OS is the nucleus of why CYIPRO can transform your people, processes and information into a productive, effective and rich environment. CYIPRO securely brings the latest concepts of business transformation and technology to fruition. CYIOS built the prototype for the U.S. Army named AKO, which now serves over 1.8 million Army users worldwide and has built CYIPRO to complement knowledge management and business transformation for agencies and commercial business. CYIPRO was developed as an agency-level business transformation solution in response to Government initiatives in teleworking led by OPM and GSA; the President’s Management Agenda and its focus on retaining human capital; FISMA, HSPD-12 and PKI for secure communications through common access cards; Lean Six Sigma to improve workflow and reduce redundancies; and the Clinger-Cohen Act to improve efficiencies in technology. CYIPRO has been positioned to work in conjunction with the AKO model to sell as a customized product to Federal, State and Local Governments. This, in turn, can lead to growth in service contracts for business transformation and modernization solutions.

RECENT DEVELOPMENTS

This section has two parts, contracts and ongoing strategy for partnerships and our product CYIPRO.

In May of 2007, after a month of discussions, CYIOS began working, in a type of sub-contracting environment, with a large Federal Government contractor - Verizon, to place CYIOS personnel on already existing Government contracts.   We currently are in progress with filling some positions, this will show immediate revenue.  , CYIOS has been asked to fill over a dozen different Top Secret positions, ranging from system administrators and application developers to UNIX and CISCO engineers. This is an ongoing effort to work on this contract.

In February of 2007 CYIOS once again used the services of InterPlan Systems to co-write a proposal for a U.S. Navy agency. This is a large multi-award contract with award decisions expected by the end of the second quarter of 2007. We have conducted our pre-audit and are in the final stages to complete the audit. It is standard for DCAA to perform audits of contractors before work can commence. Although due to issues out of our control, this has been a lengthy process. We have teamed with SERCO and are reviewing task order to bid.

In December of 2007, CYIOS was awarded a contract to perform work for the U.S. Army's Senior Leadership Development (SLD) under operational control of the Chief of Staff, Army (CSA). The contract is for 1 year w/ four options for possible 5 years until 2012.

In January 2008, CYIOS teamed with CACI for work on the U.S. Army ITES2 contract. We are still in negotiations for the subcontract and expect to have it completed end of May 2008.

About our product CYIPRO, during the first quarter of 2007, CKO Inc. began converting its product into a .net environment with the main goal of allowing the product to work on Microsoft Mobile 5.0 and upcoming versions.  We’ve accomplish this in January 2008. We are planning to have a beta ready at the end of the 2nd Quarter of 2008.

We are currently engaged with investors to raise capital for CYIOS and CKO. We have won contracts that need more management in order to grow to full potential. This has been ongoing since January 2008. We have the need for more programmers, marketing material and advertising in order for CYIPRO to be fully launched.

The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this report.

FINANCIAL CONDITION

We currently have financial resources to support its operational (overhead) staff and our product, CYIPRO. We are profitable and have outstanding bids waiting to be awarded. Over the last quarter, we have sustained profit for first quarter of 2008 and anticipate the second through the fourth quarters as being profitable as well. We are looking and engaged with investors to raise capital for growth and to establish our advisory board.

OVERVIEW

CYIOS does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army.  All of CYIOS’ revenue is derived from the services it provides for single and multiple year awards to different US Army and US Government agencies.  CKO, Inc., one of the CYIOS subsidiaries provides a designed online office management product which is known as CYIPRO.  For the three months ended March 31, 2008 and 2007, CYIOS received no revenue from CYIPRO.

RESULTS OF OPERATIONS

Revenue:  Total sales for the 1st quarter 2008 were $428,508 as compared to $551,565 for the 1st quarter 2007, a decrease of approximately 22%.   The decrease in sales was due to loss of contracting staff on subcontracts.

Cost of Sales:  Cost of sales for the 1st quarter ended March 31, 2008 were $187,961, resulting in a gross profit of $240,547 (56% gross profit margin) compared to cost of revenues for the 1st quarter ended March 31, 2007 of $276,173, resulting in a gross profit margin of $275,392 (50% gross profit margin).  Cost of sales consists solely of direct labor expense which can best be described as contracted services being rendered. We have to pay higher than average salaries to employ the best trained staff and we must also offer the best benefits for these staff

Indirect Labor:  Indirect labor expense decreased by $16,838 or approximately 10% to $147,035 for the 1st quarter ended March 31, 2008 from $163,873 for the 1st quarter ended March 31, 2007.

Consulting and Professional Fees:  Consulting and professional fees for the 1st quarter ended March 31, 2008 was $44,913 as compared to $27,727 for the 1st quarter ended March 31, 2007, resulting in an increase of $17,186 or approximately 62%.  Consulting fees for the 1st quarter ended March 31, 2008 includes stock based compensation in the amount of $5,083.

Depreciation and Interest Expense:  Interest expense for the 1st quarter ended March 31, 2008 was $5,024 as compared to $2,100 for the 1st quarter ended March 31, 2007—an increase of $2,924 or approximately 58%.  Depreciation expense for the 1st quarter ended March 31, 2008 was $196 as compared to $0 for the same quarter ended March 31, 2007.  We purchased new computer equipment during 2007.

Selling, General, and Administrative:  Selling, general and administrative expenses for the 1st quarter ended March 31, 2008 was $33,575 as compared to $47,287 for the 1st quarter ended March 31, 2007—a decrease of $13,712 or approximately 29%.  Selling, general, and administrative expenses consist primarily of advertising, conference fees, fees, insurance, office supplies, rent, and travel and entertainment expenses.  The reduction in selling, general, and administrative expenses is due to the reduction in travel and entertainment expenses and fees.

Net Income from Operations:  Net income for the 1st quarter ended March 31, 2008 was $9,804 as compared to $34,305 for the 1st quarter ended March 31, 2007—a decrease of $24,601 or approximately 71%.  The decrease is primarily due to the fact that sales were down for the 1st quarter ended March 31, 2008 as compared to the same quarter for 2007.  Total expenses including cost of sales did decrease for the 1st quarter ended March 31, 2008 as compared to the same quarter ended March 31, 2007, so we believe we are making progress to keep expenses down as we continue to have strong, steady sales, thus realizing continued net profits.

We are continuing to be successful with our strategy and remain profitable.

Net Income from Discontinued Operations:  Net income from discontinued operations in the amount of $69,305 for the 1st quarter ended March 31, 2008 is the results of the write-off of debts for the liabilities associated with our subsidiary with discontinued operations Worldteq (WTC).  We have determined that these debts have exceeded the statute of limitations per the State of Delaware’s rules regarding the statute of limitations for collection of outstanding debts.  The amount to be written of each quarter will be approximately $69,305.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity:  At March 31, 2008, CYIOS had cash and cash equivalents of $82,858, compared with $45,498 at December 31, 2007, an increase of $37,360.

During the quarter ended March 31, 2008, cash provided by operating activities was $47,198, consisting primarily of the net income for the quarter of $79,108 offset by non-cash charges to:

•	Depreciation charges of $196;
•	Stock based compensation in the amount of $11,084;
•	Reduction in Liabilities of Discontinued Operations in the amount of $69,305;
•
Working capital changes of $26,115, consisting of a net decrease of $30,698 in Accounts Receivable and Other Assets and a net decrease of $4,583 in Payroll Taxes Payable, Liabilities in Discontinued Operations, and Accounts Payable.

Investing activities for the 1st quarter ended March 31, 2007 used cash in the amount of $38,727, consisting of an increase in the Shareholder’s Loan Receivable.

Financing activities for the 1st quarter ended March 31, 2008 provided cash in the amount of $28,889, consisting of proceeds from the sale of stock in the amount of $5,300 offset by:

•	A decrease in Stockholder Receivable in the amount of $22,500;
•	An increase in the borrowing on the Line of Credit in the amount of $1,089.

Our long-term working capital and capital requirements will depend upon numerous factors, including our efforts to continue to improve operational efficiency and conserve cash.

Off-Balance Sheet Arrangements:  The Company does not have any off-balance sheet arrangements with any party.

Critical Accounting Estimates:  There have been no material changes in our critical accounting policies or critical accounting estimates since 2000 nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements.

"Summary of Significant Accounting Policies" in this Quarterly Report on Form 10-QSB and the Notes to Consolidated Financial Statements in our Annual Report on Form 10Ksb for the fiscal year ended December 31, 2007.

OUTSTANDING SHARE DATA

The outstanding share data as of March 31, 2008 and 2007 is as follows:

	Number of shares
	outstanding
	2008	2007
Common Shares	25,557,210	23,529,210
Preferred Shares	27,913	27,913

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have interest rate exposure relating to certain long-term obligations.  The interest rates on the Term Loans are NOT affected by changes in market interest rates. We do not believe we have significant risks due to changes in interest rates.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, March 31, 2008, we completed an evaluation, under the supervision and with the participation of our management, consisting of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(C) and 15d-14c). Based upon the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in connection with the filing of the annual report on Form 10-KSB for the fiscal year ended December 31, 2006.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls over financial reporting during the period ended March 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

RISK FACTORS

Our business entails a significant degree of risk and uncertainty, and an investment in our securities should be considered highly speculative. What follows is a general description of the material risks and uncertainties, which may adversely affect our business, our financial condition, including liquidity and profitability, and our results of operations, ultimately affecting the value of an investment in shares of our common stock. In addition to other information contained in this Form 10-QSB, you should carefully consider the following cautionary statements and risk factors:

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

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the 1st quarter ended March 31, 2008, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future. For this reason, any issues that compromise our relationship with agencies of the federal government in general, or with the Department of Defense in particular, would have a substantial adverse effect on our business. Key among the factors in maintaining our relationships with federal government agencies are our performance on individual contracts, the strength of our professional reputation and the relationships of our key executives with government personnel. To the extent that our performance does not meet expectations, or our reputation or relationships with one or more key personnel are impaired, our business, financial condition and results of operations will be negatively affected and we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

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

Our success depends to a large degree upon the skills, network and professional business contacts of our Chief Executive Officer, Timothy Carnahan. We have no employment agreement with, Timothy Carnahan, and there can be no assurance that we will be able to retain him or, should he choose to leave us for any reason, to attract and retain a replacement or additional key executives. The loss of our Chief Executive Officer would have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations, raising substantial doubts as to our ability to continue as a going concern.

Risks Associated with an Investment in our Common Stock

Unless an active trading market develops for our securities, you may not be able to sell your shares.

Although, we are a reporting company and our common shares are quoted on the OTC Bulletin Board (owned and operated by the NASDAQ Stock Market, Inc.) under the symbol “CYIO”, there is not currently an active trading market for our common stock and an active trading market may never develop or, if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price and therefore your investment could be a partial or complete loss.

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

Our common stock is quoted on the OTC Bulletin Board (owned and operated by the NASDAQ Stock Market, Inc). The OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a national exchange or on the NASDAQ National Market, you may have difficulty reselling any of the shares of our common stock that you may own.

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

Date:  May 5, 2008