Form 10-Q
period 2008-06-30
CYIOS CORP
filed 2008-08-14
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2008
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

(703) 294-9933
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ YES      ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes |☒  No
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 25,857,210 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of June 30, 2008.

Note Regarding FORWARD-LOOKING STATEMENTS
In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in Part Item 2 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION and Part II Item 1a Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.
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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Information

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet (Unaudited)

	As of June 30, 2008	As of December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$57,336	$45,498
Accounts Receivable	7,664	46,398
Prepaid and Other Current Assets	36,549	4,900
TOTAL CURRENT ASSETS	101,550	96,796

OTHER ASSETS
Loan to Shareholder	232,880	172,406
TOTAL OTHER ASSETS	232,880	172,406

FIXED ASSETS, NET	3,396	3,788

TOTAL ASSETS	$337,826	$272,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Line of Credit	$96,703	$98,817
Accruals and Other Payables	71,686	37,520
Accounts Payable	27,068	24,622
Liabilities of Discontinued Operations	124,795	256,497
TOTAL LIABILITIES	320,252	417,456

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 25,857,210 and 25,354,210 shares issued and outstanding)	25,857	25,354
Additional Paid-in-Capital	23,885,833	23,886,536
Stock Subscription Receivable	(38,500)	(136,000)
Accumulated Deficit	(23,855,646)	(23,920,386)
TOTAL STOCKHOLDERS' DEFICIT	17,574	(144,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$337,826	$272,990

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations (Unaudited)

	Three Months ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
SALES AND COST OF SALES
Sales	$353,057	$600,601	$781,565	$1,166,619
Cost of Sales	220,562	334,432	408,523	614,247
Gross Profit	132,495	266,169	373,042	552,372

EXPENSES
Selling, general and administrative	33,665	39,399	55,938	99,825
Payroll Expense--Indirect Labor	134,676	170,747	281,711	330,787
Consulting Expense	13,930	6,050	53,231	11,204
Professional Fees	8,050	21,989	44,707	44,562
Interest	1,131	8,738	4,957	13,344
Depreciation and amortization	196	-	392	-
TOTAL EXPENSES	191,648	246,923	440,937	499,722

Net Income/(Loss) from Operations	(59,154)	19,246	(67,895)	52,650

OTHER INCOME/(EXPENSE)
Interest Income	933	-	933	-
NET OTHER INCOME/(EXPENSE)	933	-	933	-

NET INCOME/(LOSS) FROM CONTINUED OPERATIONS	(58,221)	19,246	(66,962)	52,650

NET INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	80,355	-	131,702	-

Net Income/(Loss)	$22,134	$19,246	$64,740	$52,650

Net income/(loss) per share--basic and fully diluted
Continuing Operations	$(0.00)	$0.00	$(0.00)	$0.00
Discontinued Operations	$0.00	$-	$0.01	$-
Net income/(loss) per share	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding--basic and fully diluted	25,648,968	23,774,880	25,688,122	23,616,972

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit (Unaudited)

	Common	Common	Preferred	Preferred	Additional
	Shares	Stock	Shares	Stock	Paid-in	Accumulated
	(000's)	$	(000's)	$	Capital	Deficit
Balances, December 31, 2006	23,380,210	$23,380	29,713	$30	$23,740,310	$(24,180,186)
Issuance of shares	2,074,000	2,074	-	-	146,326	-
Shares cancelled	(100,000)	(100)	-	-	(100)	-
Net Income (loss) for the year	-	-	-	-	-	259,800
Balances, December 31, 2007	25,354,210	$25,354	29,713	$30	$23,886,536	$(23,920,386)
Shares returned	(500,000)	(500)	-	-	(74,500)	-
Shares issued	53,000	53	-	-	5,247	-
Shares issued for consulting services	950,000	950	-	-	68,550	-
Net Income (loss)	-	-	-	-	-	64,740
Balances, June 30, 2008	25,857,210	25,857	29,713	30	23,885,833	(23,855,646)

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$64,740	$52,650
Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Depreciation	392	-
Value of Shares Issued for consulting services	37,583	4,243
Reduction in Liabilities from Discontinued Operations	(131,702)	-
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	38,734	2,606
(Increase)/Decrease in Prepaid and Other Current Assets	267	12,513
Increase/(Decrease) in Accruals and Other Payables	34,166	7,570
Increase/(Decrease) in Accounts Payable	2,446	(794)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	46,626	78,788

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in Shareholders' Loan Receivable	(60,474)	(55,952)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(60,474)	(55,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	5,300	2,000
(Increase)/Decrease in Stock Subscription Receivable	22,500	-
Increase/(Decrease) in borrowings on Line of Credit	(2,114)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	25,686	2,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,838	24,836

CASH AND CASH EQUIVALENTS:
Beginning of Period	45,498	25,305

End of Period	$57,336	$50,141

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$4,957	$13,344
Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Consulting Services	$68,000	$-
Return of 500,000 shares and reduction in related Stock Receivable	$75,000	$-

The accompanying notes are an integral part of these unaudited financial statements

CYIOS CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

(Unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim financial statements and summarized notes included herein were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in CYIOS Corporations 10-KSB filed March 31, 2008. These interim financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results

USE OF ESTIMATES

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

PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of five to seven years.  Depreciation expense was $196 and $0 respectively for the three months ended June 30, 2008 and 2007 and $392 and $0 respectively for the six months ended June 30, 2008 and 2007

REVENUE RECOGNITION/CONTRACTS

The Company derives revenue primarily from the sale and service of information technology services to the government. In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer.

The Company follows SOP 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue from the contracts is recognized using the specific performance method.  Revenue on fixed-price contracts pursuant to which a client pays the Company a specified amount to provide only a particular service for a stated time period, or so-called fee-for-service arrangement, is recognized as amounts become billable, assuming all other criteria for revenue recognition are met.  The Company bids on governmental contracts which are generally long-term for a fixed-price per contract.  Once the company wins a contract and begins the project, the company bills on a monthly basis for the labor hours worked at the agreed upon price per hour—based on the contract.  The company then recognizes the revenue on those actual hours that have been billed to the customer.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred.  For the three months ended June 30, 2008 and 2007, the company incurred $2,589 and $2,710 respectively. For the six months ended June 30, 2008 and 2007, the company incurred $5,771 and $4,139 respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Using the guidance of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

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

RECENT ACCOUNTING PRONOUNCEMENTS (CONT’D)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

ACCOUNTS RECEIVABLE

Accounts deemed uncollectible are written off in the year they become uncollectible.  As of June 30, 2008, the Accounts Receivable balance was $7,664 and the amount deemed uncollectible was $0.

PREFERRED STOCK

As of June 30, 2008, the outstanding preferred stock is 29,713.

COMMON STOCK

The following table recaps the capital account transactions occurring during the 1st quarter of 2008:

Month/Description of transaction	Number of shares	Price per share	Total Value
January--stock issued for consulting services	400,000	$0.045	$18,000
January--stock sold	53,000	0.100	5,300
March--stock issued for consulting services	250,000	0.100	25,000
March--shares returned *	(500,000)	0.150	(75,000)
Total	203,000		$(26,700)

*These shares were returned by the individual in lieu of payment on the amount owed for the outstanding balance of the Stock Subscription Receivable.

The following table recaps the capital account transactions occurring during the 2nd quarter of 2008:

Month/Description of transaction	Number of shares	Price per share	Total Value

May--stock issued for consulting services	250,000	$0.10	$25,000
June--stock bonus to employee	50,000	$0.03	$1,500
Total	300,000		$26,500

STOCK-BASED COMPENSATION

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company has awarded stock-based compensation both as restricted stock and stock options.

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

STOCK OPTIONS AND WARRANTS (CONT’D)

Outstanding stock options and warrants as of June 30, 2008 are as follows:

	Options	Weighted average price per share	Warrants	Weighted average price per share
Outstanding at December 31, 2006	3,354,000
For the year ended December 31, 2007
Granted	1,974,000	0.26	-
Exercised from 2006	(4,000)
Options Forfeited in 2007	(600,000)	0.29	-
Exercised in 2007	(1,974,000)	0.26	-	-
Outstanding at December 31, 2006	2,750,000		-	-

For the period ended June 30, 2008
Granted	1,003,000	0.07	-
Options Forfeited	(367,857)	0.29
Exercised in 2008	(1,003,000)	0.07	-
Outstanding at June 30, 2008	2,382,143		-	-

NOTE B—INCOME TAXES

Due to the prior years’ operating losses and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2007.

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

NOTE D—SEGMENT REPORTING

The Company has four reportable segments—CYIOS, CYIOS Group, CKO, and WorldTeq:

Net sales and Profit/ (Loss) by Segment for the three months ended June 30, 2008 are broken down as follows:

Net Sales by Segment	For the Three Months Ended June 30, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Sales, net	$428,508	$-	$-	$-	$428,508
Cost of Sales	182,661	-	-	-	182,661
Gross Profit	$245,847	$-	$-	$-	$245,847

Profit/(Loss) by Segment	For the Three Months Ended June 30, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Net Operating Profit/(Loss)	$(57,011)	$(20)	$(1,190)	$-	$(58,221)
Net (Loss)	$(57,011)	$(20)	$(1,190)	$80,355	$22,134

NOTE D—SEGMENT REPORTING (CONT’D)

Net sales and Profit/ (Loss) by Segment for the six months ended June 30, 2008 are broken down as follows:

Net Sales by Segment	For the Six Months Ended June 30, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Sales, net	$781,565	$-	$-	$-	$781,565
Cost of Sales	408,523	-	-	-	408,523
Gross Profit	$373,042	$-	$-	$-	$373,042

Profit/(Loss) by Segment	For the Six Months Ended June 30, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Net Operating Profit/(Loss)	$(62,056)	$(20)	$(4,886)	$-	$(66,962)
Net (Loss)	$(62,056)	$(20)	$(4,886)	$131,702	$64,740

NOTE E—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator.  Individuals who have been employed for one month and reached the age of 21 years are eligible to participate.  Employees may contribute up to the legal amount allowed by law.  The Company matches one-half of the employee’s contribution up to a maximum of 4% of the employee’s wages.  Employees are vested in the Company’s contribution 25% a year and are fully vested after four years.  The Company’s contributions for the three months ended June 30, 2008 and 2007 were $8,076 and $10,412 respectively.  The Company’s contributions for the six months ended June 30, 2008 and 2007 were $15,329 and $16,644 respectively.

NOTE F—COMMITMENTS/LEASES

The Company entered into a lease agreement on July 8, 2005 for office space.  The current lease agreement is up for renewal and the Company is paying on a month to month basis.  Monthly fees are $1,040.   The Company’s estimated future yearly minimum lease obligations are as follows:

2008	$17,628

Total rent expense for the three months ended June 30, 2008 and 2007 was $4,562 and $4,176 respectively.  The total rent expense for the six months ended June 30, 2008 and 2007 was $9,104 and $8,588 respectively.

NOTE G—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders.  The note is payable on demand and bears interest at 6% per year.  The outstanding balance on the Note Receivable as of June 30, 2008 is $232,880 and the related interest accrued was $933.

NOTE H—ACCOUNTS PAYABLE

The breakdown of Accounts Payable as of June 30, 2008 is as follows categorized by subsidiary:

CYIOS Group	17,068
CYIOS	10,000
$27,068

NOTE I—PAYROLL TAXES PAYABLE

As of June 30, 2008, the Company’s subsidiaries owed the following in payroll taxes:

CYIOS Group	9,368
$9,368

NOTE J—LIABILITIES OF DISCONTINUED OPERATIONS

Liabilities associated with WorldTeq Corporation (WTC), which has discontinued operations, is $124,795.  The original amount of the liabilities from discontinued operations was $370,347.

The Company absorbed WorldTeq Corporation (a Delaware corporation) as a result of the merger in 2005.  Since that time the Company has carried the debts of WorldTeq Corporation.  Since the merger, management has determined that many of the debts outstanding had been satisfied by other subsidiaries and many other debts exceeded the State of Delaware’s rules regarding the statute of limitations for collection of outstanding debts.  According to Delaware code, title 6, section 2437A, the statute of limitations for debts classified as general written contracts is 3 years.  The Company has carried the debts for over 3 years.  Moreover, the Company plans to dissolve Worldteq since it has had no operations since 2005 and the CEO of Worldteq passed away.  Since the merger in 2005, no attempt on the part of the creditors have been made to collect these debts, so based on management’s estimate we have determined it reasonable to write them off over 2007 and 2008 as we plan to close out Worldteq by the end of 2008.  The amount written off in 2007 was $185,173 and the amount written off during the three months ended June 30, 2008 was $80,355.  The amount written off during the six months ended June 30, 2008 was $131,702.

As a result of the write-off of these debts, the Company has recognized income for the three months ended June 30, 2008 from discontinued operations in the amount of $80,355 and recognized income for the six months ended June 30, 2008 in the amount of $131,702 as shown in the “Other Income” section on the Consolidated Statement of Operations.

NOTE K—STOCK SUBSCRIPTION RECEIVABLE

The Company had $38,500 in Stock Subscription Receivable which represents stock that was purchased.  The Stock Subscription Receivable has been classified as a Stock Subscription Receivable (Contra Equity account) in the amount of $38,500 which represents the amount still outstanding in the 2nd quarter of 2008.

NOTE L—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the three months ended June 30, 2008 and 2007 are as follows:

	For the 3 months ended June 30, 2008			For the 3 Months Ended June 30, 2007
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$22,134			$19,246
Basic EPS
Income available to common stockholders	22,134	25,648,968	$0.00	19,246	23,774,880	$0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	22,134	25,678,681	$0.00	19,246	23,804,593	$0.00

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the six months ended June 30, 2008 and 2007 are as follows:

	For the 6 months ended June 30, 2008			For the 6 Months Ended June 30, 2007
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$64,740			$52,650
Basic EPS
Income available to common stockholders	64,740	25,688,122	$0.00	52,650	23,616,972	$0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	64,740	25,717,835	$0.00	52,650	23,646,685	$0.00

NOTE M—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America.  The line of credit for CKO is 10.75% interest and the line of credit for CYIOS Group is 14.75%.  The outstanding balances of the line of credit by Subsidiary as of June 30, 2008 are as follows:

CKO	$48,653
China Print	48,050
$96,703

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this report.

INTRODUCTION
CYIOS Corporation and its subsidiaries are collectively referred to as CYIOS. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in the financial condition and results of operations and cash flows for 2nd quarter ended June 30, 2008 and 2007 for CYIOS. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying unaudited consolidated financial statements prepared in accordance with U.S. GAAP.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include risks and uncertainties set forth under the heading “Risk Factors” and elsewhere in this Form 10-Q.

CORPORATE OVERVIEW
CYIOS Corporation operates two subsidiaries. CYIOS Corporation and CKO Incorporated, are the two vehicles where the company operates its business.  The company, through its services subsidiary, CYIOS Corporation, provides innovative Business Transformation and Information Technology solutions to the United States Army, Department of Defense (DoD), and other prospective U.S. Government agencies. CYIOS Corporation supports its customers through a variety of current contract vehicles including prime contracts, subcontracts, sole source, blanket purchase agreements, and multiple award task orders extending as far out as 2010. CYIOS Corporation has received many commendations for its outstanding customer service and support in systems integration and application development, knowledge management and business transformation, and program and project management. As a certified Small Business, CYIOS Corporation provides its services within the following North American Industry Classification System (NAICS) codes:

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

CKO Incorporated is CYIOS’ subsidiary, which offers the product CYIPRO; a business transformation tool that utilizes the first project based operating system (OS). This new project OS is the nucleus of why CYIPRO can transform your people, processes and information into a productive, effective and rich environment. CYIPRO securely brings the latest concepts of business transformation and technology to fruition. CYIOS built the prototype for the U.S. Army, named AKO, which now serves over 1.8 million Army users worldwide and has built CYIPRO to complement knowledge management and business transformation for agencies and commercial business. CYIPRO was developed as an agency-level business transformation solution in response to Government initiatives in teleworking led by OPM and GSA; the President’s Management Agenda and its focus on retaining human capital; FISMA, HSPD-12 and PKI for secure communications through common access cards; Lean Six Sigma to improve workflow and reduce redundancies; and the Clinger-Cohen Act to improve efficiencies in technology. CYIPRO has been positioned to work in conjunction with the AKO model to sell as a customized product to Federal, State and Local Governments. This, in turn, can lead to growth in service contracts for business transformation and modernization solutions.

RECENT DEVELOPMENTS
This section has two parts, contracts and ongoing strategy for partnerships and our product CYIPRO.

In May of 2007, after a month of discussions, CYIOS began working, in a type of sub-contracting environment, with a large Federal Government contractor - Verizon, to place CYIOS personnel on already existing Government contracts.   We currently are in progress with filling some positions, this will show immediate revenue.  CYIOS has been asked to fill over a dozen different Top Secret positions, ranging from system administrators and application developers to UNIX and CISCO engineers. This is an ongoing effort to work on this contract. As of this report, we have not filled any positions.

In February of 2007 CYIOS once again used the services of InterPlan Systems to co-write a proposal for a U.S. Navy agency. This is a large multi-award contract with award decisions expected by the end of the second quarter of 2007. We have teamed with SERCO and are reviewing task orders to bid. We need additional funds to manage this contract.

In December of 2007, CYIOS was awarded a contract to perform work for the U.S. Army's Senior Leadership Development (SLD) under operational control of the Chief of Staff, Army (CSA). The contract is for 1 year w/ four options for possible 5 years until 2012.  Our base year is on track with both performance and funding; we see no problem with the U.S. Army exercising option year 1.

In January 2008, CYIOS teamed with CACI for work on the U.S. Army ITES2 contract. We are still in negotiations for the subcontract and expect to have it completed end of May 2008. We’ve completed the teaming agreement; we are on CACI’s team see http://www.caci.com/Contracts/ITES/partner34.shtml. Again, we need additional funds to manage this contract.

About our product CYIPRO, during the first quarter of 2007, CKO Inc. began converting its product into a .net environment with the main goal of allowing the product to work on Microsoft Mobile 5.0 and upcoming versions.  We accomplished this in January 2008. Our beta is ready and we will be demonstrating it in many upcoming conferences.  Our main selling thrust will be the teleworking solution CYIPRO provides. Funding is a limiting factor in our progress with CYIPRO.

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

FINANCIAL CONDITION

We currently have financial resources to support our operational (overhead) staff and our product, CYIPRO. We have been profitable and have outstanding bids waiting to be awarded. We sustained a profit for first and 2nd quarters of 2008, and we had a profit for the six months ended June 30, 2008.  We anticipate that the third and fourth quarters will be profitable as well. We are looking for, and engaged with, investors to raise capital for growth and to establish our advisory board.

OVERVIEW

CYIOS does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army.  All of CYIOS’ revenue is derived from the services it provides for single and multiple year awards to different US Army and US Government agencies.  CKO, Inc., one of the CYIOS subsidiaries provides a designed online office management product which is known as CYIPRO.  For the three months ended and the six months ended June 30, 2008 and 2007, CYIOS received no revenue from CYIPRO.

RESULTS OF OPERATIONS

Revenue:  Total sales for the 2nd quarter 2008 were $353,057 as compared to $600,601 in sales for the 2nd quarter 2007, a decrease of approximately 41%.  The decrease in sales was due to the loss of contracting staff on subcontracts.

Cost of Sales:  Cost of sales for the 2nd quarter ended June 30, 2008 were $220,562, resulting in a gross profit of $132,495 (38% gross profit margin) compared to cost of sales for the 2nd quarter ended June 30, 2007 of $334,432, resulting in a gross profit of $266,169 (44% gross profit margin).  Cost of sales consists solely of direct labor expense which can best be described as contracted services being rendered. We have to pay higher than average salaries to employ the best trained staff and we must also offer the best benefits for these staff

Indirect Labor:  Indirect labor expense decreased by $36,071 or approximately 21% to $134,676 for the 2nd quarter ended June 30, 2008 from $170,747 for the 2nd quarter ended June 30, 2007.

Consulting and Professional Fees:  Consulting and professional fees for the 2nd quarter ended June 30, 2008 was $21,980 as compared to $28,039 for the 2nd quarter ended June 30, 2007, resulting in a decrease of $6,059 or approximately 22%.

Depreciation and Interest Expense:  Interest expense for the 2nd quarter ended June 30, 2008 was $1,131 as compared to $8,738 for the 2nd quarter ended June 30, 2007—a decrease of $7,607 or approximately 25%.  Depreciation expense for the 2nd quarter ended June 30, 2008 was $196 as compared to $0 for the same quarter ended June 30, 2007.  We purchased new computer equipment in late 2007.

Selling, General, and Administrative:  Selling, general and administrative expenses for the 2nd quarter ended June 30, 2008 was $33,665 as compared to $39,399 for the 2nd quarter ended June 30, 2007—a decrease of $5,734 or approximately 15%. Selling, general, and administrative expenses consist primarily of advertising, conference fees, fees, insurance, office supplies, rent, and travel and entertainment expenses.  The reduction in selling, general, and administrative expenses is due to the reduction in travel and entertainment expenses and fees.

Net Income/(Loss) from Operations:  Net loss for the 2nd quarter ended June 30, 2008 was $ (58,221) as compared to a net income of $19,246 for the 2nd quarter ended June 30, 2007—a decrease of $77,467.  The decrease is primarily due to the fact that sales were down for the 2nd quarter ended June 30, 2008 as compared to the same quarter for 2007.  Total expenses including cost of sales did decrease for the 2nd quarter ended June 30, 2008 as compared to the same quarter ended June 30, 2007, so we believe we are making progress to keep expenses down as we continue to boost revenues, thus expecting net profits in the 3rd and 4th quarters of 2008.

Net Income from Discontinued Operations:  Net income from discontinued operations in the amount of $80,355 for the 2nd quarter ended June 30, 2008 is the results of the write-off of debts for the liabilities associated with our subsidiary with discontinued operations Worldteq (WTC).  We have determined that these debts have exceeded the statute of limitations per the State of Delaware’s rules regarding the statute of limitations for collection of outstanding debts.  The amount to be written off in the 3rd and 4th quarters will be approximately $62,397 per quarter.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity:  At June 30, 2008, CYIOS had cash and cash equivalents of $57,336, compared with $45,498 at December 31, 2007, an increase of $11,838.

During the six months June 30, 2008, cash provided by operating activities was $46,626, consisting primarily of the net income for the six months ended June 30, 2008 of $64,740 offset by non-cash charges to:

•	Depreciation charges of $392;
•	Stock based compensation in the amount of $37,583;
•	Reduction in Liabilities of Discontinued Operations in the amount of $131,702;
•
Working capital changes of $75,613, consisting of a net decrease of $39,001 in Accounts Receivable and Other Assets and a net increase of $36,612 in Accrued Expenses, Payroll Taxes Payable, and Accounts Payable.

Investing activities for the six months ended June 30, 2008 used cash in the amount of $60,474, consisting of an increase in the Shareholder’s Loan Receivable.

Financing activities for the six months ended June 30, 2008 provided cash in the amount of $25,686, consisting of proceeds from the sale of stock in the amount of $5,300 offset by:

•	A decrease in Stockholder Receivable in the amount of $22,500;
•	A decrease in the borrowing on the Line of Credit in the amount of $2,114.

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

OUTSTANDING SHARE DATA

The outstanding share data as of June 30, 2008 and 2007 is as follows:

	Number of shares
	outstanding
	2008	2007
Common Shares	25,857,210	23,824,210
Preferred Shares	29,713	29,713

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have interest rate exposure relating to certain long-term obligations.  The interest rates on the Term Loans are NOT affected by changes in market interest rates. We do not believe we have significant risks due to changes in interest rates.

Item 4. Controls and Procedures

Quarterly Evaluation of Controls.  As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"), as defined  in Rules 13a -15(e) and 15d – 15(e) under the Exchange Act. This evaluation (“Evaluation”) was performed by our Chairman and Chief Executive Officer, Timothy Carnahan.  In this section, we present the conclusions of our CEO as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

CEO Certifications.  Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d–14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d–14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d–14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO  by others, particularly during the period in which the applicable report is being prepared.

Scope of the Evaluation. The CEO's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary.  Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions.  Based upon the Evaluation, our Disclosure Controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO has concluded that our Disclosure Controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO, particularly during the period when our periodic reports are being prepared. Additionally, there has been no change in our internal controls, (as defined  in Rules 13a -15(f) and 15d – 15(f) under the Exchange Act), over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

As of the fiscal year ended December 31, 2007, and as a result of historical operating losses from prior years, our accumulated deficit was $23,855,646. Lenders generally regard an accumulated deficit as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

Risks Associated with our Business and Industry

We depend on contracts with federal government agencies for all of our revenue, and if our relationships with these agencies were harmed our future revenues and growth prospects would be adversely affected.

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the 2nd quarter ended June 30, 2008, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future. For this reason, any issues that compromise our relationship with agencies of the federal government in general, or with the Department of Defense in particular, would have a substantial adverse effect on our business. Key among the factors in maintaining our relationships with federal government agencies are our performance on individual contracts, the strength of our professional reputation and the relationships of our key executives with government personnel. To the extent that our performance does not meet expectations, or our reputation or relationships with one or more key personnel are impaired, our business, financial condition and results of operations will be negatively affected and we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

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
None to report

Item 3. Defaults Upon Senior Securities.
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable

Item 5. Other Information.
Not Applicable

Item 6. Exhibits

The exhibits to this form are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYIOS Corporation
(Registrant)

/s/ Timothy Carnahan
Date: August 14, 2008
Timothy Carnahan
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Timothy Carnahan, Chairman and Chief Executive Officer*

32	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herein