Form 10-Q
period 2008-09-30
CYIOS CORP
filed 2008-11-14
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2008
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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 26,107,210 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of September 30, 2008.

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
CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet (Unaudited)

	As of	As of
	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$21,481	$45,498
Accounts Receivable	41,997	46,398
Prepaid and Other Current Assets	25,529	4,900
TOTAL CURRENT ASSETS	89,007	96,796

OTHER ASSETS
Loan to Shareholder	249,019	172,406
TOTAL OTHER ASSETS	249,019	172,406

FIXED ASSETS, NET	3,200	3,788

TOTAL ASSETS	$341,226	$272,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Line of Credit	$91,233	$98,817
Accruals and Other Payables	78,850	37,520
Accounts Payable	32,219	24,622
Liabilities of Discontinued Operations	256,497	256,497
TOTAL LIABILITIES	458,799	417,456

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 26,107,210 and 25,354,210 shares issued and outstanding)	26,107	25,354
Additional Paid-in-Capital	23,900,583	23,886,536
Stock Subscription Receivable	(5,000)	(136,000)
Accumulated Deficit	(24,039,293)	(23,920,386)
TOTAL STOCKHOLDERS' DEFICIT	(117,573)	(144,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$341,226	$272,990

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations (Unaudited)

	Three Months ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
SALES AND COST OF SALES
Sales	$340,781	$518,943	$1,122,346	$1,661,365
Cost of Sales	184,949	375,921	593,472	1,079,260
Gross Profit	155,832	143,022	528,873	582,105

EXPENSES
Selling, general and administrative	25,431	17,545	81,469	89,770
Payroll Expense--Indirect Labor	140,567	115,912	422,278	362,841
Consulting Expense	28,173	131	81,404	11,335
Professional Fees	12,945	9,538	57,652	54,100
Interest	1,386	12,924	6,344	19,335
Depreciation and amortization	196	-	588	-
TOTAL EXPENSES	208,698	156,050	649,735	537,381

Net Income/(Loss) from Operations	(52,866)	(13,028)	(120,862)	44,724

OTHER INCOME/(EXPENSE)
Interest/Other Income	1,022	22,000	1,955	22,000
NET OTHER INCOME/(EXPENSE)	1,022	22,000	1,955	22,000

NET INCOME/(LOSS) FROM CONTINUED OPERATIONS	(51,844)	8,972	(118,907)	66,724

Net income/(loss) per share--basic and fully diluted
Net income/(loss) per share from continued operations	$(0.00)	$0.00	$(0.00)	$0.00
Weighted average shares outstanding--basic and fully diluted	25,987,466	24,113,510	25,774,609	23,760,487

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit (Unaudited)

	Common Shares (000's)	Common Stock $	Preferred Shares (000's)	Preferred Stock $	Additional Paid-in Capital	Accumulated Deficit
Balances, December 31, 2006	23,380,210	$23,380	29,713	$30	$23,740,310	$(24,180,186)
Issuance of shares	2,074,000	2,074	-	-	146,326	-
Shares cancelled	(100,000)	(100)	-	-	(100)	-
Net Income (loss) for the year	-	-	-	-	-	259,800
Balances, December 31, 2007	25,354,210	$25,354	29,713	$30	$23,886,536	$(23,920,386)
Shares returned	(500,000)	(500)	-	-	(74,500)	-
Shares issued	53,000	53	-	-	5,247	-
Shares issued for consulting services	1,200,000	1,200	-	-	83,300	-
Net Income (loss)	-	-		-	-	(118,907)
Balances, September 30, 2008	26,107,210	$26,107	29,713	$30	$23,900,583	$(24,039,293)

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$(118,907)	$66,724
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	588	-
Value of Shares Issued for consulting services	64,625	28,746
Reduction in Stock Receivable	7,500	-
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	4,400	22,503
(Increase)/Decrease in Prepaid and Other Current Assets	(753)	15,013
Increase/(Decrease) in Accruals and Other Payables	41,330	5,648
Increase/(Decrease) in Accounts Payable	7,597	(20,478)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,380	118,156

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in Shareholders' Loan Receivable	(76,613)	(83,303)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(76,613)	(83,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	5,300	-
Proceeds Received from Payments made on Stock Subscription Receivable	48,500	-
Payments made on Line of Credit	(7,584)	(1,171)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	46,216	(1,171)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(24,017)	33,682

CASH AND CASH EQUIVALENTS:
Beginning of Period	45,498	25,305

End of Period	$21,481	$58,987

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$6,344	$19,335
Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Consulting Services	$83,000	$28,746
Return of 500,000 shares and reduction in related Stock Receivable	$75,000	$-

The accompanying notes are an integral part of these unaudited financial statements

CYIOS CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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

PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of five to seven years.  Depreciation expense was $196 and $0 respectively for the three months ended September 30, 2008 and 2007 and $588 and $0 respectively for the nine months ended September 30, 2008 and 2007

REVENUE RECOGNITION/CONTRACTS

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

Our revenues are primarily recognized using the percentage-of-completion method as discussed in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Under the percentage-of-completion method, revenues are recognized based on progress towards completion, with performance measured by the cost-to-cost method, efforts-expended method or units-of-delivery method, all of which require estimating total costs at completion. Estimating costs at completion on our long-term contracts, particularly due to the technical nature of the services being performed, is complex and involves significant judgment. Factors that must be considered in making estimates include labor productivity and availability, the nature and technical complexity of the work to be performed, potential performance delays, the availability and timing of funding from the customer, the progress toward completion and the recoverability of claims. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimates is made when facts develop, events become known or an adjustment is otherwise warranted, such as in the case of a contract modification. When estimates indicate that we will experience a loss on the contract, we recognize the estimated loss at the time it is determined. Additional information may subsequently indicate that the loss is more or less than initially recognized, which would require further adjustment in our financial statements. We have procedures and processes in place to monitor the actual progress of a project against estimates and our estimates are updated quarterly or more frequently if circumstances warrant.

Although our primary revenue recognition policy is the percentage-of-completion method, we do have contracts for which we use other acceptable methods to record revenue. Selecting the appropriate revenue recognition method involves judgment based on the contract and can be complex depending upon the structure and terms and conditions of the contract.

Costs incurred on projects accounted for under the percentage-of-completion method may be recognized as pre-contract costs and deferred as assets when we have been requested by the customer to begin work under a new arrangement. We record pre-contract costs when formal contracts have not yet been executed, and it is probable that we will recover the costs through the issuance of a contract. When the formal contract has been executed, the costs are recorded to the contract and revenue is recognized based on the percentage-of-completion method of accounting.

Contract claims are unanticipated additional costs incurred but not provided for in the executed contract price that we seek to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred.  For the three months ended September 30, 2008 and 2007, the company incurred $2,728 and $4,344 respectively. For the nine months ended September 30, 2008 and 2007, the company incurred $8,499 and $8,848 respectively.

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

ACCOUNTS RECEIVABLE

Accounts deemed uncollectible are written off in the year they become uncollectible.  As of September 30, 2008, the Accounts Receivable balance was $41,997 and the amount deemed uncollectible was $0.

PREFERRED STOCK

As of September 30, 2008, the outstanding preferred stock is 29,713.

COMMON STOCK

The following table recaps the capital account transactions occurring during the 1st quarter of 2008:

Month/Description of transaction	Number of shares	Price per share	Total Value
January--stock issued for consulting services	400,000	$0.045	$18,000
January--stock sold	53,000	0.100	5,300
March--stock issued for consulting services	250,000	0.100	25,000
March--shares returned *	(500,000)	0.150	(75,000)
Total	203,000		$(26,700)

*These shares were returned by the individual in lieu of payment on the amount owed for the outstanding balance of the Stock Subscription Receivable.

The following table recaps the capital account transactions occurring during the 2nd quarter of 2008:

Month/Description of transaction	Number of shares	Price per share	Total Value

May--stock issued for consulting services	250,000	$0.10	$25,000
June--stock bonus to employee	50,000	$0.03	$1,500
Total	300,000		$26,500

The following table recaps the capital account transactions occurring during the 3rd quarter of 2008:

Month/Description of transaction	Number of shares	Price per share	Total Value

August--stock issued for consulting services	250,000	$0.06	$15,000
Total	250,000		$15,000

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

STOCK OPTIONS AND WARRANTS (CONT’D)

Outstanding stock options and warrants as of September 30, 2008 are as follows:
	Options	Weighted average price per share	Weighted Average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2006	3,354,000	$0.18	8.00	$603,720
For the year ended December 31, 2007
Granted	1,974,000	0.26	-	513,240
Exercised from 2006	(4,000)	0.18	-	(720)
Expired in 2007	(600,000)	0.18	7.00	(108,000)
Exercised in 2007	(1,974,000)	0.26	-	(513,240)
Outstanding at December 31, 2007	2,750,000			495,000

For the period ended September 30, 2008
Granted	1,253,000	0.08	-	93,975
Expired as of September 30, 2008	(551,786)	0.18	6.25	(99,321)
Exercised in 2008	(1,253,000)	0.08	-	(93,975)
Outstanding at June 30, 2008	2,198,214			395,679

Vesting stock award activity under the Plan for the quarter ended September 30, 2008:

	Shares of stock under stock awards	Weighted average grant-date fair value
Unvested at December 31, 2006	4,000	0.18
Awards granted	1,974,000	0.26
Awards forfeited	-
Awards vested	(1,978,000)	0.26
Unvested at December 31, 2007	-
Awards granted	1,253,000	0.08
Awards forfeited	-	-
Awards vested	(1,253,000)	0.08
Unvested at September 30, 2008	-

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

NOTE D—SEGMENT REPORTING

The Company has four reportable segments—CYIOS, CYIOS Group, CKO, and WorldTeq

NOTE D—SEGMENT REPORTING CONT’D

Net sales and Profit/ (Loss) by Segment for the three months ended September 30, 2008 are broken down as follows:

Net Sales by Segment	For the Three Months Ended September 30, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Sales, net	$340,781	$-	$-	$-	$340,781
Cost of Sales	184,949	-	-	-	184,949
Gross Profit	$155,832	$-	$-	$-	$155,832

Profit/(Loss) by Segment	For the Three Months Ended September 30, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Net Operating Profit/(Loss)	$(50,419)	$-	$(1,425)	$-	$(51,844)
Net (Loss)	$(50,419)	$-	$(1,425)	$-	$(51,844)

Net sales and Profit/ (Loss) by Segment for the nine months ended September 30, 2008 are broken down as follows:

Net Sales by Segment	For the Nine Months Ended September 30, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Sales, net	$1,122,346	$-	$-	$-	$1,122,346
Cost of Sales	593,472	-	-	-	593,472
Gross Profit	$528,873	$-	$-	$-	$528,873

Profit/(Loss) by Segment	For the Nine Months Ended September 30, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Net Operating Profit/(Loss)	$(112,576)	$(20)	$(6,311)	$-	$(118,907)
Net (Loss)	$(112,576)	$(20)	$(6,311)	$131,702	$12,795

NOTE E—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator.  Individuals who have been employed for one month and reached the age of 21 years are eligible to participate.  Employees may contribute up to the legal amount allowed by law.  The Company matches one-half of the employee’s contribution up to a maximum of 4% of the employee’s wages.  Employees are vested in the Company’s contribution 25% a year and are fully vested after four years.  The Company’s contributions for the three months ended September 30, 2008 and 2007 were $7,689 and $9,018 respectively.  The Company’s contributions for the nine months ended September 30, 2008 and 2007 were $23,017 and $25,662 respectively.

NOTE F—COMMITMENTS/LEASES

The Company entered into a lease agreement on July 8, 2005 for office space.  The current lease agreement is up for renewal and the Company is paying on a month to month basis.  Monthly fees are $1,040.   The Company’s estimated future yearly minimum lease obligations are as follows:

2008	$17,628

NOTE F—COMMITMENTS/LEASES CONT’D

Total rent expense for the three months ended September 30, 2008 and 2007 was $4,550 and $4,874 respectively.  The total rent expense for the nine months ended September 30, 2008 and 2007 was $13,654 and $13,462 respectively.

NOTE G—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders.  The note is payable on demand and bears interest at 6% per year.  The outstanding balance on the Note Receivable as of September 30, 2008 is $249,019 and the related interest accrued was $1,955.

NOTE H—ACCOUNTS PAYABLE

The breakdown of Accounts Payable as of September 30, 2008 is as follows categorized by subsidiary:

CYIOS Group	17,068
CYIOS	15,151
$32,219

NOTE I—PAYROLL TAXES PAYABLE

As of September 30, 2008, the Company’s subsidiaries owed the following in payroll taxes:

CYIOS Group	9,368
$9,368

NOTE J—LIABILITIES OF DISCONTINUED OPERATIONS

Liabilities associated with WorldTeq Corporation (WTC), which has discontinued operations, is $256,497.  The original amount of the liabilities from discontinued operations was $370,347.

The Company absorbed WorldTeq Corporation (a Delaware corporation) as a result of the merger in 2005.  Since that time the Company has carried the debts of WorldTeq Corporation.  Since the merger, management has determined that many of the debts outstanding had been satisfied by other subsidiaries and many other debts exceeded the State of Delaware’s rules regarding the statute of limitations for collection of outstanding debts.  According to Delaware code, title 6, section 2437A, the statute of limitations for debts classified as general written contracts is 3 years.  The Company has carried the debts for over 3 years.  Moreover, the Company plans to dissolve Worldteq since it has had no operations since 2005 and the CEO of Worldteq passed away.  Since the merger in 2005, no attempt on the part of the creditors have been made to collect these debts, so based on management’s estimate we have determined it reasonable to write them off over 2007 and 2008 as we plan to close out Worldteq by the end of 2008.  The amount written off in 2007 was $185,173 and management’s anticipated write-off for 2008 is the remaining balance.

NOTE K—STOCK SUBSCRIPTION RECEIVABLE

The Company had $5,000 in Stock Subscription Receivable which represents stock that was purchased.  The Stock Subscription Receivable has been classified as a Stock Subscription Receivable (Contra Equity account) in the amount of $5,000 which represents the amount still outstanding in the 3rd quarter of 2008.

NOTE L—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the three months ended September 30, 2008 and 2007 are as follows:

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the nine months ended September 30, 2008 and 2007 are as follows:

	For the 3 months ended September 30, 2008			For the 3 Months Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Income/(Loss)	$(51,844)			$8,972
Basic EPS
Income available to common stockholders	(51,844)	25,957,753	$(0.00)	8,972	24,083,797	$0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	(51,844)	25,987,466	$(0.00)	19,246	24,113,510	$0.00

	For the 9 months ended September 30, 2008			For the 9 Months Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Income/(Loss)	$12,795			$66,724
Basic EPS
Income available to common stockholders	12,795	25,744,896	$0.00	66,724	23,730,774	$0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	12,795	25,774,609	$0.00	66,724	23,760,487	$0.00

NOTE M—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America.  The line of credit for CKO is 10.75% interest and the line of credit for CYIOS Group is 14.75%.  The outstanding balances of the line of credit by Subsidiary as of September 30, 2008 are as follows:

CKO	$46,183
China Print	45,050
$91,233

NOTE N—CONTINGENCIES

The Internal Revenue Service (IRS) has contacted us regarding a matter with WorldTeq Corporation (a Subsidiary).  The IRS claims that Worldteq Corporation owes outstanding payroll taxes to the IRS for the years 2000, 2001, and 2002.  Our management does not believe that we owe these outstanding debts and we are working with the IRS to resolve this matter.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this report.

INTRODUCTION

CYIOS Corporation and its subsidiaries are collectively referred to as CYIOS. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in the financial condition and results of operations and cash flows for 3rd quarter ended September 30, 2008 and 2007 for CYIOS. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying unaudited consolidated financial statements prepared in accordance with U.S. GAAP.

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

In May of 2007, after a month of discussions, CYIOS began working, in a type of sub-contracting environment, with a large Federal Government contractor - Verizon, to place CYIOS personnel on already existing Government contracts.   We currently are in progress with filling some positions (two positions in November 2008), this will show immediate revenue.  CYIOS has been asked to fill over a dozen different Top Secret positions, ranging from system administrators and application developers to UNIX and CISCO engineers. This is an ongoing effort to work on this contract. As of this report, we have not filled any positions. We have hired a full time manager to work with Verizon in so that we grow this contract.

In February of 2007 CYIOS once again used the services of InterPlan Systems to co-write a proposal for a U.S. Navy agency. This is a large multi-award contract with award decisions expected by the end of the second quarter of 2007. We have teamed with SERCO and are reviewing task orders to bid. We need additional funds to manage this contract and have met with private investors – however have not found the right fit – this is ongoing.

In December of 2007, CYIOS was awarded a contract to perform work for the U.S. Army's Senior Leadership Development (SLD) under operational control of the Chief of Staff, Army (CSA). The contract is for 1 year w/ four options for possible 5 years until 2012.  Our base year is on track with both performance and funding; we see no problem with the U.S. Army exercising option year 1.

In January 2008, CYIOS teamed with CACI for work on the U.S. Army ITES2 contract. We are still in negotiations for the subcontract and expect to have it completed end of May 2008. We’ve completed the teaming agreement; we are on CACI’s team see http://www.caci.com/Contracts/ITES/partner34.shtml. Again, we need additional funds to manage this contract, we have submitted bids with CACI but did not win. We are establishing our process many bids come out weekly and we are working to grow this contract.

About our product CYIPRO, during the first quarter of 2007, CKO Inc. began converting its product into a .net environment with the main goal of allowing the product to work on Microsoft Mobile 6.0, Iphone and upcoming versions.  We accomplished this in January 2008. Our beta is ready and we will be demonstrating it in many upcoming conferences.  Our main selling thrust will be the teleworking solution CYIPRO provides. Funding is a limiting factor in our progress with CYIPRO. We are working toward a major presentation with the U.S. Army. CYIPRO captures business processes and improve productivity – the Army is pushing to become Knowledge Centric -- CYIPO can be a catalyst for the Army to meet this goal.

We are currently engaged with investors to raise capital for CYIOS’s services and CKO’s product CYIPRO. We have won contracts that need more management in order to grow to full potential. This has been ongoing since January 2008. We have the need for more programmers, marketing material and advertising in order for CYIPRO to be fully launched.  We are closer with finding the right investment organization to work with CYIOS to grow to our full potential and beyond. We expect with current contracts and minimum growth to be at about six million in revenue by the end of 2009.

FINANCIAL CONDITION

We currently have financial resources to support our operational (overhead) staff and our product, CYIPRO. We have been profitable and have outstanding bids waiting to be awarded. We sustained a profit for the 1st and 2nd quarters of 2008, and we had a net loss for the 3rd quarter of 2008.  We had a net loss for the nine months ended September 30, 2008.  We anticipate that the fourth quarter will be profitable, thus resulting in a profit for the year 2008. We are looking for, and engaged with, investors to raise capital for growth and to establish our advisory board.

OVERVIEW

CYIOS does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army.  All of CYIOS’ revenue is derived from the services it provides for single and multiple year awards to different US Army and US Government agencies.  CKO, Inc., one of the CYIOS subsidiaries provides a designed online office management product which is known as CYIPRO.  For the three months ended and the nine months ended September 30, 2008 and 2007, CYIOS received no revenue from CYIPRO.

RESULTS OF OPERATIONS

Revenue:  Total sales for the 3rd quarter 2008 were $340,781 as compared to $518,943 in sales for the 3rd quarter 2007, a decrease of approximately 34%.  The decrease in sales was due to the loss of contracting staff on subcontracts.

Cost of Sales:  Cost of sales for the 3rd  quarter ended September 30, 2008 were $184,949, resulting in a gross profit of $155,832 (46% gross profit margin) compared to cost of sales for the 3rd quarter ended September 30, 2007 of $375,921, resulting in a gross profit of $143,022 (28% gross profit margin).  Cost of sales consists solely of direct labor expense which can best be described as contracted services being rendered. We have to pay higher than average salaries to employ the best trained staff and we must also offer the best benefits for these staff

Indirect Labor:  Indirect labor expense increase by $24,655 or approximately 21% to $140,567 for the 3rd quarter ended September 30, 2008 from $115,915 for the 3rd quarter ended September 30, 2007.

Consulting and Professional Fees:  Consulting and professional fees for the 3rd quarter ended September 30, 2008 was $41,118 as compared to $9,669 for the 3rd quarter ended September 30, 2007, resulting in an increase of $31,449.

Depreciation and Interest Expense:  Interest expense for the 3rd quarter ended September 30, 2008 was $1,386 as compared to $12,924 for the 3rd quarter ended September 30, 2007—a decrease of $11,538.  Depreciation expense for the 3rd quarter ended September 30, 2008 was $196 as compared to $0 for the same quarter ended September 30, 2007.  We purchased new computer equipment in late 2007.

Selling, General, and Administrative:  Selling, general and administrative expenses for the 3rd quarter ended September 30, 2008 was $25,431 as compared to $17,545 for the 3rd quarter ended September 30, 2007—an increase of $7,886 or approximately 45%. Selling, general, and administrative expenses consist primarily of advertising, conference fees, fees, insurance, office supplies, rent, and travel and entertainment expenses.

Net Income/(Loss) from Operations:  Net loss for the 3rd quarter ended September 30, 2008 was $ (51,844) as compared to a net income of $8,972 for the 3rd quarter ended September 30, 2007—a decrease of $60,816.  The decrease is primarily due to the fact that sales were down for the 3rd quarter ended September 30, 2008 as compared to the same quarter for 2007.  Total cost of sales did decrease for the 3rd quarter ended September 30, 2008 as compared to the same quarter ended September 30, 2007, so we believe we are making progress to keep expenses down as we continue to boost revenues, thus expecting net profits in the 4th quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity:  At September 30, 2008, CYIOS had cash and cash equivalents of $21,481, compared with $45,498 at December 31, 2007, a decrease of $24,017.

During the nine months September 30, 2008, cash provided by operating activities was $6,380, consisting primarily of the net loss for the nine months ended September 30, 2008 of $118,907 offset by non-cash charges to:

•	Depreciation charges of $588;
•	Stock based compensation in the amount of $64,625;
•	Reduction in Stock Receivable of $7,500;
•
Working capital changes of $52,574, consisting of a net decrease of $3,647 in Accounts Receivable and Other Assets and a net increase of $48,927 in Accrued Expenses, Payroll Taxes Payable, and Accounts Payable.

Investing activities for the nine months ended September 30, 2008 used cash in the amount of $76,613, consisting of an increase in the Shareholder’s Loan Receivable.

Financing activities for the nine months ended September 30, 2008 provided cash in the amount of $46,216, consisting of proceeds from the sale of stock in the amount of $5,300 offset by:

•	Proceeds from the Stockholder Receivable in the amount of $48,500;
•	Payments made on the borrowing on the Line of Credit in the amount of $7,584.

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

OUTSTANDING SHARE DATA

The outstanding share data as of September 30, 2008 and 2007 is as follows:

	Number of shares outstanding
	2008	2007
Common Shares	26,107,210	24,104,210
Preferred Shares	29,713	29,713

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have interest rate exposure relating to certain long-term obligations.  The interest rates on the Term Loans are NOT affected by changes in market interest rates. We do not believe we have significant risks due to changes in interest rates.

Item 4. Controls and Procedures

Quarterly Evaluation of Controls.  As of the end of the period covered by this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"), as defined  in Rules 13a -15(e) and 15d – 15(e) under the Exchange Act. This evaluation (“Evaluation”) was performed by our Chairman, Chief Executive Officer, and Principal Financial Officer, Timothy Carnahan.  In this section, we present the conclusions of our CEO as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

CEO and Principal Financial Officer Certifications.  Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d–14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d–14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d–14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and Principal Financial Officer by others, particularly during the period in which the applicable report is being prepared.

Scope of the Evaluation. The CEO and the Principal Financial Officer's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary.  Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions.  Based upon the Evaluation, our Disclosure Controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and Principal Financial Officer has concluded that our Disclosure Controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and Principal Financial Officer, particularly during the period when our periodic reports are being prepared. Additionally, there has been no change in our internal controls, (as defined  in Rules 13a -15(f) and 15d – 15(f) under the Exchange Act), over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

The Internal Revenue Service (IRS) has contacted us regarding a matter with WorldTeq Corporation (a Subsidiary).  The IRS claims that Worldteq Corporation owes outstanding payroll taxes to the IRS for the years 2000, 2001, and 2002.  Our management does not believe that we owe these outstanding debts and we are working with the IRS to resolve this matter.

Item 1A. Risk Factors

RISK FACTORS

Our business entails a significant degree of risk and uncertainty, and an investment in our securities should be considered highly speculative. What follows is a general description of the material risks and uncertainties, which may adversely affect our business, our financial condition, including liquidity and profitability, and our results of operations, ultimately affecting the value of an investment in shares of our common stock. In addition to other information contained in this Form 10-Q, you should carefully consider the following cautionary statements and risk factors:

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

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the 3rd quarter ended September 30, 2008, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future.

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

CYIOS Corporation
(Registrant)

/s/ Timothy Carnahan
Date: November 14, 2008
Timothy Carnahan
Chairman of the Board,
Chief Executive Officer, and
Principal Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Timothy Carnahan, Chairman, Chief Executive Officer, and Principal Financial Officer.*

32	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herein