Form 10-K
period 2008-12-31
CYIOS CORP
filed 2009-04-15
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-53098

CYIOS Corporation
(Name of Small Business Issuer in its charter)

Nevada	03-7392107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Pennsylvania Avenue, Suite 700, Washington, DC	20004
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(703) 294-9933

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of CYIOS Corporation (consisting solely of 11,555,916 shares of common stock, $0.001 par value) was approximately $1,502,269 based on the average bid and asked price of such common stock ($.13) as of April 9, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐  Yes   ☒ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.At April 9, 2009 there were 27,532,210 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-K and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) market and other trends affecting our future financial condition or plan of operation; and (v) our growth and operating strategy.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part II, Item 6 of this annual report on Form 10-K, entitled “Management’s Discussion and Analysis or Plan of Operation”, and including, without limitation, the “Risk Factors” beginning on page 5 of this annual report. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K after the date of this report.

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

Recent Developments

April 9, 2009 - CYIOS Announces Conference Call Recap and Information Regarding CKO Inc.
April 1, 2009 - CYIOS 2009 First Quarter Worksheet - Conference Call
March 30, 2009 - CYIOS - Report on the Government Stimulus & Conference Call Update
February 12, 2009 - CYIOS Awarded FBI Contract Valued at $175M
January 15, 2009 - CYIOS Kicking Off 2009, DHS First of Many New Contract Awards

The above are the press releases that best describe recent events with CYIOS Corporation. The FBI contract is an ID/IQ meaning indefinite delivery and/or indefinite quantity of services with a ceiling of spending up to $175M over five years. We are working on many projects and some that might come to fruition very quickly providing substantial growth to CYIOS.

We plan on further developing our product CYIPRO with profits from our 2QTR2009. CYIPRO provides solutions for government initiatives such as telework and knowledge management. Our strategy is to sell it to the government to provide a path for securely working remotely and becoming a knowledge centric organization as both are part of the presidential agenda. Moreover, with the stimulus bill that has passed, agencies are pressed to figure a way to do more with less and save money – CYIPRO will position agencies to do just this. If all goes as planned, we might decide in 4QTR2009 to spin CKO Incorporated out as its own public entity. CKO Inc is a subsidiary of CYIOS and only develops and sells the product CYIPRO.

Lastly, we’ve finally accomplished changing our industry on the Internet. What this means is when reviewing our competitors or industry, we now show up as a Defense Contractor. This will help investors understand our business as they relate CYIOS to other well known businesses.

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

Trademarks

As of the fiscal year ended December 31, 2008, CYIOS DC has registered the CYIOS®, and CKO has applied for registration of the CYIPRO™ logo with the United States Patent and Trademark Office in order to establish and protect our brand name and logo as part of our Proprietary Rights.

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

As of the fiscal year ended December 31, 2008, we have entered into no confidentiality and/or non-disclosure agreements with our employees, consultants or advisors.

Employees

As of December 31, 2008, we had 12 full-time employees, with 2.5 in executive management and administration, .5 in product development and technical operations, and 9 on service contracts on either prime or subcontracted contracts with the United States federal government.

We are not subject to any collective bargaining agreements and believe our relationships with our employees to be excellent.

RISK FACTORS

Our business entails a significant degree of risk and uncertainty, and an investment in our securities should be considered highly speculative. What follows is a general description of the material risks and uncertainties, which may adversely affect our business, our financial condition, including liquidity and profitability, and our results of operations, ultimately affecting the value of an investment in shares of our common stock. In addition to other information contained in this annual report on Form 10-K, you should carefully consider the following cautionary statements and risk factors:

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

As of the fiscal year ended December 31, 2008, and as a result of historical operating losses from prior years, our accumulated deficit was $23,871,617. Lenders generally regard an accumulated deficit as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

Risks Associated with our Business and Industry

We depend on contracts with federal government agencies for all of our revenue, and if our relationships with these agencies were harmed our future revenues and growth prospects would be adversely affected.

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the fiscal year ended December 31, 2008, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future. For this reason, any issues that compromise our relationship with agencies of the federal government in general, or with the Department of Defense in particular, would have a substantial adverse effect on our business. Key among the factors in maintaining our relationships with federal government agencies are our performance on individual contracts, the strength of our professional reputation and the relationships of our key executives with government personnel. To the extent that our performance does not meet expectations, or our reputation or relationships with one or more key personnel are impaired, our business, financial condition and results of operations will be negatively affected and we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

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

Our headquarters are located at The Ronald Reagan Building, 1300 Pennsylvania Ave, Suite 700 Washington D.C. 20004. We lease this 150 square foot space for a term of 12 months, with 8 months remaining on the lease as of the fiscal year ended December 31, 2008, at a rate of $1,040 per month. There are t employees based in our headquarters, the remainder of our employees work on-site at our customers’ locations, and, as such we do not maintain separate office or other space for these employees.

Item 3. Legal Proceedings.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2008, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this annual report on Form 10-K to a vote of our security holders, through the solicitation of proxies or otherwise.

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

	Year Ended December 31,		Year Ended December 31,
	2008		2007
	High	Low	High	Low
First Quarter	$0.13	$0.10	$0.70	$0.30
Second Quarter	$0.10	$0.09	$1.04	$0.44
Third Quarter	$0.06	$0.05	$0.85	$0.44
Fourth Quarter	$0.04	$0.03	$0.45	$0.08

As of the fiscal year ended December 31, 2008 we had approximately 102 shareholders of record (excluding the number of persons or entities holding shares of our common stock in nominee or street name through one or more brokerage firms).

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

Reverse Stock Split

Effective April 7, 2005 we completed a 1-for-30 reverse stock split of our outstanding shares of common and preferred stock, unless otherwise indicated all references to our outstanding shares of common stock in this annual report on Form 10-K reflect the reverse stock split.

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

The following table sets forth information as of the fiscal year ended December 31, 2008 with respect to the shares of our common stock that may be issue under each of our 2006 Plan and 2007 Plan.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	1,210,700

Total	-	-	1,210,700

Recent Sales of Unregistered Securities

There were no previously unreported sales of unregistered securities during the fiscal year ended December 31, 2008.

Purchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of the fiscal year ended December 31, 2008.

Item 6. Selected Financial Data

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this annual report on Form 10-K. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added explanatory paragraphs in Note E of each of our audited consolidated financial statements for the fiscal years ended December 31, 2008 and 2007, respectively, raising substantial doubt as to our ability to continue as a going concern. Certain information contained below and elsewhere in this annual report on Form 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Note Regarding Forward-Looking Statements.”

Overview

We believe that we are a leading systems integrator and knowledge management solutions provider supporting the United States Army.  All of our revenue is derived from the services provided pursuant to single and multiple year awards to different U.S. Army and federal government agencies.  CKO, Inc., one of our operating subsidiaries, provides a designed online office management product which is known as CYIPRO™.  For the years ended December 31, 2008 and 2006, we received no revenue from CYIPRO™.

Results of Operations

Sales/Net Profit

The total sales for our active subsidiary, CYIOS Corporation, a District of Columbia corporation, for the fiscal year ended December 31, 2008, were $1,494,872 compared to $2,185,464 for the fiscal year ended December 31, 2007; an decrease in sales of $690,592 or 32%.  Our other active subsidiary, CKO, Inc., a District of Columbia corporation, produced no revenue for the fiscal years ended December 31, 2008 and 2007. Operating net loss for the year ended December 31, 2008 was $203,665, or net operating loss per share $.01, compared to a net operating income for the fiscal year ended December 31, 2007 of $72,959, or a net operating income per share of $.00.  Net income from discontinued operations was $256,497 for the year ended December 31, 2008 and $185,173 for the year ended December 31, 2007.  This income from discontinued operations was the result of a write-off of old Accounts Payable debts that have been carried on the financial statements of WorldTeq Corporation which is a subsidiary of the company with discontinued operations.  Management has determined that the amount that has been written off is reasonable based on the fact that they exceed the statute of limitations for collection of debts.  Total net income for the year ended December 31, 2008 was $48,768 or a net income per share of $.00 as compared to total net income for the year ended December 31, 2007 in the amount of $259,800 or a net income per share of $.01.  In 2006, management made the decision to expand our operations by attempting to increase our business with the Department of Defense and the rest of the federal government.  In order to achieve this goal, we have actively bid on request for proposals by different departments and their agencies.  We have, and will continue to invest all of our earnings into additional personnel to help achieve this goal. We believe that our efforts in working to achieve the aforementioned goals will help turn our operating losses into a net profit in the fiscal year ended December 31, 2009 and beyond.

Cost of Sales

Cost of sales for the fiscal year ended December 31, 2008 was $781,909 compared to cost of sales for the fiscal year ended December 31, 2007 in the amount of $1,377,856; a decrease of $595,947 or approximately 43%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal years ended December 31, 2008 and 2007 were $179,371 and $140,614, respectively; an increase of $38,757 or 28%.

Other Expenses

Total other expenses for the fiscal year ended December 31, 2008 and 2007 were $737,257 and $594,035, respectively; an increase of $143,222 or 24%.  The total other expenses of $732,257 in the fiscal year ended December 31, 2008 consisted primarily of $521,681 in indirect labor and $210,576 in professional service and consulting fees and depreciation.  The total other expenses of $594,035 for the fiscal year ended December 31, 2007 consisted primarily of $532,261 in indirect labor and $61,774 in professional services fees and depreciation.

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $27,070, compared to $45,498 at December 31, 2007, a decrease of $18,428.

During the fiscal year ended December 31, 2008, cash provided by operating activities was $33,603, consisting primarily of the Net Income of $53,768 offset by:

•
Non-cash charges related to Depreciation charges of $784, Valuation of Shares issued for consulting services of $209,630, a Reduction in Stock Receivable of $7,500 and a Reduction in the Liabilities from Discontinued Operations of $256,497; and

•
Working capital changes of $18,418, consisting primarily of a net decrease in Accounts Receivable, Other Assets in the amount of $11,999 offset by a net increase in Payroll Taxes Payable, Accounts Payable, and Accruals  in the amount of $6,419.

Cash used in investing activities for the fiscal year ended December 31, 2008 was $90,106 for the advances made  to the Related Party Loan.

Cash provided by financing activities for the fiscal year ended December 31, 2008 was $38,075; consisting primarily of:

•	Payments received for the Stock Receivable in the amount of $48,500; and

•	A Payments made on the Line of Credit in the amount of $10,425.

Our long-term working capital and capital requirements will depend upon numerous factors, including our efforts to continue to improve operational efficiency and conserve cash.

Off-Balance Sheet Arrangements

As of the fiscal year ended December 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(c)(2) of Regulation S-B.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.  This statement permits entities to choose to measure many financial instruments and certain other items at value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  Effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. Adoption of this standard is not expected to have a material effect on our results of operations or its financial condition.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  Adoption of this standard is not expected to have a material effect on our results of operations or its financial condition.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements, and an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Adoption of this standard is not expected to have a material effect on our results of operations or its financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

 In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Item 8. Financial Statements.

CYIOS Corporation and Subsidiaries

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
CYIOS Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of CYIOS Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CYIOS Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of its consolidated operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company’s recurring losses and inability to generate an internal cash flow raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note O.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company, PA
Baum & Company, PA
Miami Beach, FL
April 9, 2009

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet

	As of	As of
	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$27,070	$45,498
Accounts Receivable	23,181	46,398
Prepaid and Other Current Assets	16,117	4,900
TOTAL CURRENT ASSETS	66,368	96,796

FIXED ASSETS, NET	3,004	3,788

OTHER ASSETS
Related Party Loan	262,512	172,406
TOTAL OTHER ASSETS	262,512	172,406

TOTAL ASSETS	$331,884	$272,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Line of Credit	$88,391	$98,817
Accounts Payable	46,113	24,622
Accruals and Other Payables	22,447	37,520
Liabilities of Discontinued Operations	-	256,497
TOTAL LIABILITIES	156,951	417,456

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding at December 31, 2008 and 2007)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 26,857,210 and 25,354,210 shares issued and outstanding at December 31, 2008 and 2007)	26,857	25,354
Additional Paid-in-Capital	24,014,663	23,886,536
Stock Subscription Receivable	-	-136,000
Accumulated Deficit	-23,866,617	-23,920,386
TOTAL STOCKHOLDERS' DEFICIT	174,933	-144,466

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$331,884	$272,990

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations

	Year Ended December 31,
	2008	2007
SALES AND COST OF SALES
Sales	$1,494,872	$2,185,464
Cost of Sales	781,909	1,377,856
Gross Profit	712,963	807,608

EXPENSES
Selling, General and Administrative	179,371	140,614
Payroll Expense--Indirect Labor	521,681	532,261
Consulting Expense	131,365	-
Professional Fees	78,427	61,644
Depreciation	784	130
TOTAL EXPENSES	911,628	734,649

Net Income/(Loss) from Operations	(198,665)	72,959

OTHER INCOME/(EXPENSE)
Interest Expense	(7,106)	(20,332)
Interest/Other Income	3,042	22,000
NET OTHER INCOME/(EXPENSE)	(4,064)	1,668

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	(202,729)	74,627

NET INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	256,497	185,173

Net Income/(Loss)	$53,768	$259,800

Net income/(loss) per share--basic and fully diluted
Continuing Operations	$(0.01)	$0.00
Discontinued Operations	$0.01	$0.01
Net income/(loss) per share	$0.00	$0.01
Weighted average shares outstanding--basic and fully diluted	25,802,841	23,999,846

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit (Unaudited)
	Preferred Shares (000's)	Preferred Stock $	Common Shares (000's)	Common Stock $	Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit
Balances, December 31, 2006	29,713	$30	23,380,210	$23,380	$-	$23,740,310	$(24,180,186)
Sale of Shares and Shares issued for Services	-	-	2,074,000	2,074	-	146,326	-
Shares cancelled	-	-	(100,000)	(100)	-	(100)	-
Stock Subscription Receivable	-	-	-	-	136,000	-	-
Net Income (loss) for the year	-	-	-	-	-	-	259,800
Balances, December 31, 2007	29,713	$30	25,354,210	$25,354	$136,000	$23,886,536	$(23,920,386)
Shares returned	-	-	(500,000)	(500)	(82,500)	(74,500)	-
Payments received for Stock Subscriptions	-	-	-	-	(48,500)	-	-
Reduction for Uncollectible Stock Receivable	-	-	-	-	(5,000)	(5,000)	-
Shares issued for consulting services	-	-	2,003,000	2,003	-	207,627	-
Net Income (loss)		-	-	-	-	-	53,768
Balances, December 31, 2008	29,713	$30	26,857,210	$26,857	$-	$24,014,663	$(23,866,618)

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	For the years ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)
From Continuing Operations	$(202,729)	$74,627
From Discontinued Operations	256,497	185,173
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	784	130
Value of Shares Issued for consulting services	209,630	12,200
Reduction in Stock Receivable	7,500	-
Reduction in Liabilities from Discontinued Operations	(256,497)	(185,173)
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	23,216	8,249
(Increase)/Decrease in Prepaid and Other Current Assets	(11,217)	(9,465)
Increase/(Decrease) in Accruals and Other Payables	(15,073)	(1,483)
Increase/(Decrease) in Accounts Payable	21,492	(12,921)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	33,603	71,337

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional Advances to Related Party Loan	(90,106)	(63,365)
Purchase of computer equipment	-	(3,917)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(90,106)	(67,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	-	18,200
Proceeds Received from Payments made on Stock Subscription Receivable	48,500	-
Payments made on Line of Credit	(10,425)	(2,162)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	38,075	16,038

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(18,428)	20,093
CASH AND CASH EQUIVALENTS:
Beginning of Period	45,498	25,405

End of Period	$27,070	$45,498

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$7,106	$19,335
Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Services	$209,630	$12,200
Return of 500,000 shares and reduction in related Stock Receivable	$75,000	$-
Uncollectible Stock Receivable	$5,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity— China Print, Inc. formerly known as WorldTeq Group International, Inc. merged on September 19, 2005 with CYIOS Corporation of Washington DC. During the merger the company’s former CEO notified the public of his resignation and the assignment of a new CEO and president, Mr. Timothy Carnahan. After the merger, China Print, Inc. changed its name to CYIOS.  The consolidated financial statements of CYIOS Corporation (The Company), formerly China Print, Inc. includes its subsidiary by the same name CYIOS Corporation, in addition to CKO, Inc. and WorldTeq Corporation. The Company, through its subsidiary CYIOS Corporation does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army. The company contracts its services for single and multiple year awards to different US Army and US Government agencies. CKO Inc. owns a custom designed online office management product. The company launched this product in November of 2005 to the general public and commercial businesses. WorldTeq Corporation in the past engaged primarily in the long distance service business and during 2008 and 2007 it had no operating activity.  In December 2008, the Company filed to dissolve the WorldTeq Corporation.

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

Revenue Recognition—The Company derives revenue primarily from the sale and service of information technology services to the government. In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer.

Revenues are recognized based on completion of a project and acceptance by the customer.

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

Advertising Costs—Advertising costs are expensed as incurred.  For the years ended December 31, 2008 and 2007, the company incurred $11,983 and $8,101 respectively.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable and payables approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  For the years ended December 31, 2008 and 2007, the following amounts by subsidiary were deemed uncollectible and written off as bad debts:

Outstanding Accounts Receivable as of December 31, 2008 was $23,181 and as of December 31, 2008 was $46,398 (CYIOS Subsidiary).

Impairment of Long-Lived Assets—. Using the guidance of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

Property and Equipment—Property and equipment is stated at cost.  Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from five to seven years.  New computer equipment assets in the amount of $3,917 were purchased in 2007.  These assets will be depreciated of their estimated useful life which the Company has determined to be 5 years.  Total depreciation expense for the year ended December 31, 2008 was $784 and for the year ended December 31, 2007 was $130.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements—In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  Effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. Adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position.

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008.   Adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s financial statements.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE B—FINANCING FACILITY

During the year ended December 31, 2003 the Company entered into an accounts receivable financing facility for a maximum of $500,000 with an unrelated third party. Collateral for the facility is a first security interest in all corporate assets and a personal guarantee of the Company’s shareholder.  The Company pays a 2% fee for each advance and interest accrues on all advances at a floating rate, at the prime rate published in the Wall Street Journal plus 2% (7.25% at December 31, 2008).  The Company is advanced 90% of all government contract invoices. The advances are used for general corporate working capital. Residual, or holdback amounts, less fees and interest, are remitted to the Company when payments are received from the government. Substantially all of the Company’s revenue stream and accounts receivables are factored through this facility.

NOTE C—INCOME TAXES

Due to the prior years’ operating losses and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2008 is as follows:

Total Deferred Tax Asset	$2,281,257
Valuation Allowance	(2,281,257)
Net Deferred Tax Asset	-

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

NOTE C—INCOME TAXES (CONT’D)
The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.  The valuation allowance increased (decreased) by $(16,581) and $(88,332) in 2008 and 2007, respectively.  No tax benefits have been recorded for the nondeductible (tax) expenses (including stock for services) totaling $17,210,808.

As of December 31, 2008, the Company had federal and state net operating loss carryforwards as follows of $6,709,578 which will expire at various times through the year 2028.

NOTE D—CONCENTRATION

The Company is either a prime or sub contractor on contracts with the Titan Corporation, Information Management Support Center (IMCEN) and GOMO/SLD.  Loss of these contracts could have a material effect upon the Company’s financial condition and results of operations.

NOTE E—SEGMENT REPORTING

The Company has four reportable segments—CYIOS, CYIOS Group, CKO, and WorldTeq:

Net Sales by Segment	For the Year Ended December 31, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Sales, net	$1,494,872	$-	$-	$-	$1,494,872
Cost of Sales	781,909	-	-	-	781,909
Gross Profit	$712,963	$-	$-	$-	$712,963

Profit/(Loss) by Segment	For the Year Ended December 31, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Net Operating Profit/(Loss)	$(208,072)	$(20)	$(4,637)	$-	$(212,729)
Net (Loss)	$(208,072)	$(20)	$(4,637)	$256,497	$48,768

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

NOTE E—SEGMENT REPORTING (CONT’D)

Net Sales by Segment	For the Year Ended December 31, 2007
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Sales, net	$2,185,464	$-	$-	$-	$2,185,464
Cost of Sales	1,377,856	-	-	-	1,377,856
Gross Profit	$807,608	$-	$-	$-	$807,608

Profit/(Loss) by Segment	For the Year Ended December 31, 2007
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Net Operating Profit/(Loss)	$68,937	$(11,100)	$(5,210)	$-	$52,627
Net (Loss)	$90,937	$(11,100)	$(5,210)	$185,173	$259,800

The accounting policies used for segment reporting are the same as those described in Note A “Summary of Significant Accounting Policies”;

NOTE F—EQUITY

Common Shares

The Company is authorized to issue 100,000,000 shares of $.001 par value stock and as of December 31, 2008 the Company had 26,857,210 shares outstanding.  During 2008 and 2007, the Company issued the following shares of common stock:

During 2008, the Company issued 2,003,000 free trading common shares to employees and  consultants.  These shares were issued from the Company’s 2007 Equity Incentive Plan (see Note  H).  The shares were valued at the fair market value price at date of issuance.  The issuance  of the shares and the value is detailed in the following table:

Month	Number of shares	Price per share	Total Value

January 3, 2008	400,000	$0.23	$92,000
January 4, 2008	53,000	$0.21	$11,130
March 12, 2008	250,000	$0.10	$25,000
May 30, 2008	250,000	$0.10	$25,000
June 18, 2008	50,000	$0.08	$4,000
August 25, 2008	250,000	$0.06	$15,000
October 8, 2008	750,000	$0.05	$37,500
Total	2,003,000		$209,630

During 2007, the Company issued 2,074,000 free trading common shares for cash and employee bonuses.  Of these shares, 304,000 shares were issued for services valued at $12,200.  Also, during 2007, 100,000 shares were cancelled that had been previously issued.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

NOTE F—EQUITY (CONT’D)

Preferred Shares

The Company is authorized to issue 5,000,000 shares of $.001 par value, non-voting, convertible preferred shares.  The preferred shares are convertible to common shares at a 1 to 1 ratio.  As of December 31, 2008, the Company had 29,713 preferred shares outstanding.  During 2008 and 2007, the Company did not issue any preferred shares of stock.

NOTE G—STOCK OPTIONS AND WARRANTS

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

On April 21, 2006 the Company filed a registration statement on Form S-8 with the SEC registering 3,000,000 shares of common stock for issuance upon exercise of options granted pursuant to the 2006 Plan.  As of December 31, 2008, options to acquire 1,812,300 shares of common stock were granted and exercised and there are 1,187,700 shares available for issuance under the 2006 Plan.

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

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

NOTE G—STOCK OPTIONS AND WARRANTS (CONT’D)

On November 29, 2007 the Company filed a registration statement on Form S-8 with the SEC registering 3,500,000 shares of common stock for issuance upon exercise of options granted and exercised pursuant to the 2007 Plan.  As of December 31, 2008, options to acquire 2,054,000 shares of common stock were granted and exercised and there are 1,210,700 shares available for issuance under the 2007 Plan.

Options outstanding and exercisable as of December 31, 2008

	Outstanding
	Number of shares	Remaining Life	Exercisable Number of Shares

Exercise Price
0.13	2,350,000	6 years	2,350,000
	2,350,000		2,350,000

Outstanding stock options granted as of December 31, 2008 are as follows:

	Options	Weighted average price per share	Warrants	Weighted average price per share
Outstanding at December 31, 2006	3,354,000	0.26
For the year ended December 31, 2007
Granted	1,974,000	0.26	-
Exercised from 2006	(4,000)	0.26
Options forfeited or expired	(600,000)	0.29	-
Exercised in 2007	(1,974,000)	0.26	-	-
Outstanding at December 31, 2007	2,750,000	0.29	-	-

For the period ended December 31, 2008
Granted	2,003,000	0.10	-
Options forfeited or expired	(335,716)	0.13
Options forfeited or expired	(400,000)	0.29
Exercised in 2008	(2,003,000)	0.10	-
Outstanding at December 31, 2008	2,014,284	0.13	-	-

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

NOTE G—STOCK OPTIONS AND WARRANTS (CONT’D)

Securities available for future issuance under the 2007 and 2006 plan are as follows:

Plan Category	Number of shares available for issuance
Equity compensation approved by security holders	-
Equity compensation not approved by security holders	1,210,700

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company has awarded stock-based compensation as restricted stock.

Compensation expense for restricted stock is recognized on the date of the grant at the closing price of the stock on the date of the grant. The Company granted 2,003,000 and 304,000 shares of unrestricted stock during the years ended December 31, 2008 and 2007 respectively.  Our statement of operations for the years ended December 31, 2008 and 2007 included $209,630 and $12,200 respectively for unrestricted stock compensation expense

The Company does not have any unrecognized stock-based compensation expense at December 31, 2008.

Vesting stock award activity for the year ended
December 31, 2008 is as follows:

	Shares of stock under stock awards	Weighted average grant-date fair value
Unvested at December 31, 2006	4,000	0.18
Awards granted	1,974,000	0.26
Awards forfeited	-
Awards vested	(1,978,000)	0.26
Unvested at December 31, 2007	-
Awards granted	2,003,000	0.08
Awards forfeited	-	-
Awards vested	(2,003,000)	0.08
Unvested at December 31, 2008	-

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

NOTE H—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator.  Individuals who have been employed for one month and reached the age of 21 years are eligible to participate.  Employees may contribute up to the legal amount allowed by law.  The Company matches one-half of the employee’s contribution up to a maximum of 4% of the employee’s wages.  Employees are vested in the Company’s contribution 25% a year and are fully vested after four years.  The Company’s contributions for the years ended December 31, 2008 and 2007 were $28,371 and $34,314 respectively.

NOTE I—COMMITMENTS/LEASES

The Company entered into a lease agreement on July 8, 2005 for office space.  The current lease agreement is in effect from August 2008 to August 2009, and at that time is up for renewal.  Monthly fees are $1,040.   The Company’s estimated future yearly minimum lease obligations are as follows:

2009                      $18,000

Total rent expense for 2008 and 2007 was $18,190 and $18,111 respectively.

NOTE J—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders.  The note is payable on demand and bears 8% interest per annum.  The outstanding balance as of December 31, 2008 is $262,512.

Annual payments including principal and interest are as follows:

Year-ended	Interest and principal payments
2009	$22,295
2010	38,220
2011	38,220
2012	38,220
2013	38,220
2014 and thereafter	207,025
Total principal and interest payments	$382,200

NOTE K—ACCOUNTS PAYABLE

The breakdown of Accounts Payable is as follows categorized by subsidiary:

CYIOS Group	17,068
CYIOS	29,045
$46,113

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

NOTE L—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America.  The line of credit for CKO is 10.75% interest and the line of credit for China Print, Inc. is 14.75%.  The outstanding balances of the line of credit by Subsidiary as of December 31, 2008 are as follows:

CKO	$46,342
CYIOS Group	42,050
$88,392

NOTE M—LIABILITIES OF DISCONTINUED OPERATIONS

The original amount of the accounts payables and other payables from discontinued operations was $441,670.  The amount written off in 2007 was $185,173 and the amount written off in 2008 was the remaining balance of $256,497.

Our basis for writing off the payables balance into income in 2007 and 2008 was based upon management’s estimation and determination that these particular amounts had fallen into one of three categories:

1.
Some of the outstanding  accounts payable had already been paid off by one of the other subsidiaries, but were never actually written off the books of the subsidiary (Worldteq) until now.   The officers and managers of the company prior to the merger in 2005 provided the new officers and management with records that were incomplete.  After careful review, management has concluded that some accounts outstanding had actually been paid, but not cleared off the books of the subsidiary (Worldteq).

2.
Using reasonable estimates, management determined that amounts under $1,000 were immaterial and exceeded the statute of limitations for the State of Delaware could be written-off as of December 31, 2008 and 2007.

3.	The officers and management of the company prior to the merger in 2005 calculated accruals based on estimates for expenses for services that were never rendered to the company.

The Company absorbed WorldTeq Corporation (a Delaware corporation) as a result of the merger in 2005.  Since that time the Company has carried the debts of WorldTeq Corporation.  Since the merger, management has determined that many of the debts outstanding had been satisfied by other subsidiaries and many other debts exceeded the State of Delaware’s rules regarding the statute of limitations for collection of outstanding debts.  According to Delaware code, title 6, section 2437A, the statute of limitations for debts classified as general written contracts is 3 years.  The Company has carried the debts for over 3 years.  Moreover, the Company plans to dissolve Worldteq since it has had no operations since 2005, the Company does not intend to continue operations in this subsidiary or business segment, and the CEO of Worldteq passed away.  Since the merger in 2005, no attempt on the part of the creditors have been made to collect these debts, so based on management’s estimate we have determined it reasonable to write them off over 2007 and 2008 as we have abandoned operations in this business segment and the Company has closed out and dissolved WorldTeq as of December 31, 2008.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

NOTE N—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the years ended December 31, 2008 and 2007 are as follows:

	For the Year Ended December 31, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$48,768
Basic EPS
Income available to common stockholders	48,768	25,773,128	$0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713
Diluted EPS
Net Income/(Loss)	48,768	25,802,841	$0.00

	For the Year Ended December 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$259,800
Basic EPS
Income available to common stockholders	259,800	23,970,133	$0.01
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713
Diluted EPS
Net Income/(Loss)	259,800	23,999,846	$0.01

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

NOTE O—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated $23,871,617 and has a negative working capital of $90,582 at December 31, 2008.

 The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no events or disagreements requiring disclosure under Item 304(b) of Regulation S-B during the fiscal year ended December 31, 2008.  For additional information regarding the change in our certifying accountants, reference is made to our Current Report on Form 8-K filed on July 16, 2007.

Item 9A(T). Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and Principal Financial Officer, Timothy Carnahan is responsible for establishing and maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

 Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.   Our annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to the temporary rules set forth by the Securities and Exchange Commission that permit the Company to provide only management’s report on the annual report.

As of the end of the period covered by this report, the Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures. We evaluated and assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure.

The Chief Executive Officer and Principal Financial Officer has also concluded, based on his evaluation of our controls and procedures that as of December 31, 2008, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Chief Executive Officer and Principal Financial Officer has also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the year 2008, we became aware of the fact that the Shareholder Loan outstanding to our CEO and major shareholder is considered to be a prohibited transaction according to Section 402 of the Sarbanes-Oxley Act of 2002.  However, Section 402 does contain a grandfather clause exempting from the prohibition any loans maintained by the issuer on July 30, 2002; provided, however, that there are no material modifications to, or renewal of the terms of, such loans following that date.  A portion of the Shareholder Loan does meet the exemption rules of the grandfather clause; however, after that date additional amounts were added to the Shareholder Loan.  The Company has addressed this issue and is disclosing the matter here and has executed a new promissory note for the full amount owed to the Company of $262,512.  The terms of the promissory note state that the payoff of the note must be made within a reasonable amount of time and bears an interest rate of 8% per annum.  The Company will no longer make payments to the CEO or any other executive officer or director that would be classified as a loan.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of December 31, 2008.

Name	Age	Position

Timothy W. Carnahan	41	Director, Chief Executive Officer and Treasurer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities Exchange Commission.  These persons are required to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of these forms and written representations of our executive officers and directors, we believe that all Section 16(a) filing requirements were met during the fiscal year ended December 31, 2008.

Code of Ethics

We have adopted a written code of ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, or persons performing similar functions.

Audit Committee

As of the date of this annual report for the fiscal year ended December 31, 2008, we have no standing committees and our entire board of directors serves as our audit and compensation committees. Our board of directors has determined that

Item 11. Executive Compensation.

The following table sets forth all compensation awarded, paid to or earned by our Chief Executive Officer, who was our only executive officer during the fiscal year ended December 31, 2008.\

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total Compensation ($)

Timothy Carnahan, Chief Executive Officer	2008	$142,000	--	--	--	--	--	--	$142,000

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each of our named executive officers outstanding as of December 31, 2008.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 9, 2009. The information in this table provides the ownership information for:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 27,532,210 shares of common stock currently outstanding and no additional shares potentially acquired within sixty days.

Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class

Timothy Carnahan	15,976,294	58.03%

All officers and directors as a group	15,976,294	58.03%

(1)	The address of each person listed is care of CYIOS Corporation, 1300 Pennsylvania Avenue, Suite 700, Washington D.C. 20004.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

Year Ended December 31,	2008		2007
	(Baum)	(Anderson) (5)	(Baum)	(Anderson) (5)	(Beeks)
Audit Fees (1)	$27,500	$-	$12,850	$1,500	$-
Audit Related Fees (2)	-	-	-	-	-
Tax Fees (3)	-	1,500	-	1,475	-
All Other Fees (4)	-	10,237	-	1,150	4,000
Total Accounting Fees and Services	$27,500	$11,737	$12,850	$4,125	$4,000

(1)
Audit Fees:  These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Forms 10-QSB (now 10-Q), and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related Fees: These are fees for the assurances and related services reasonably related to the performance of the audit or the review of our financial statements.
(3)	Tax Fees: These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(4)	All Other Fees: These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-related Fees or Tax Fees.
(5)
All Audit Fees are approved by our board of directors.  For the fiscal year ended December 31, 2006, Traci J. Anderson, CPA (Anderson) served as our independent accountant.  As previously disclosed in a current report on Form 8-K filed with the SEC on July 20, 2007, Ms. Anderson resigned on July 16, 2007, and we appointed Baum & Company, PA (Baum) as our new independent accountant for the fiscal year ended December 31, 2008.  For the fiscal year ended December 31, 2006, Paul Beeks, CPA (Beeks) served as our internal accountant and Mr. Beeks was replaced by Traci J. Anderson, CPA on July 16, 2007.

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant.

PART IV

Item 15. Exhibits.

No.	Description of Exhibit

21.1	Subsidiaries of CYIOS Corporation.*

31.1	Certification of CYIOS Corporation Chief Executive Officer and Principal Financial Officer, Timothy Carnahan, required by Rule 13a-14(a) or Rule 15d-14(a), dated APRIL 9, 2009.*

32.1	Certification of CYIOS Corporation Chief Executive Officer and Principal Financial Officer, Timothy Carnahan, required by Rule 13a-14(b) or Rule 15d-14(b), dated APRIL 9, 2009.*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 9, 2009
CYIOS Corporation

	By:	/s/
Timothy W. Carnahan
President, Chief Executive Officer & Principal Financial Officer