Form 10-Q
period 2009-03-31
CYIOS CORP
filed 2009-05-14
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2009
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
☒  YES  ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐  YES  ☒  NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 27,532,210 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of March 31, 2009.

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

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet (Unaudited)

	As of	As of
	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$7,232	$27,070
Accounts Receivable	127,236	23,181
Prepaid and Other Current Assets	30,507	16,117
TOTAL CURRENT ASSETS	164,975	66,368

FIXED ASSETS, NET	2,808	3,004

OTHER ASSETS
Related Party Loan	242,294	262,512
TOTAL OTHER ASSETS	242,294	262,512

TOTAL ASSETS	$410,077	$331,884

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Line of Credit	$88,793	$88,392
Accounts Payable	55,718	46,113
Accruals and Other Payables	53,371	22,447
TOTAL LIABILITIES	197,882	156,952

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 27,532,210 and 26,857,210 shares issued and outstanding)	27,532	26,857
Additional Paid-in-Capital	24,047,488	24,014,663
Accumulated Deficit	(23,862,855)	(23,866,618)
TOTAL STOCKHOLDERS' DEFICIT	212,195	174,932

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$410,077	$331,884

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations (Unaudited)

	Three Months Ended March 31,
	2009	2008
SALES AND COST OF SALES
Sales	$374,923	$428,508
Cost of Sales	218,508	187,961
Gross Profit	156,415	240,547

EXPENSES
Selling, general and administrative	17,869	33,575
Payroll Expense--Indirect Labor	116,933	147,035
Consulting and Professional Fees Expense	14,056	44,913
Depreciation	196	196
TOTAL EXPENSES	149,054	225,719

Net Income/(Loss) from Operations	7,361	14,828

OTHER INCOME/(EXPENSE)
Interest Income	1,266	-
Interest Expense	(4,864)	(5,024)
NET OTHER INCOME/(EXPENSE)	(3,598)	(5,024)

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS)	3,763	9,804

Net income/(loss) per share--basic and fully diluted	$(0.00)	$0.00
Weighted average shares outstanding--basic and fully diluted	27,041,239	25,329,516

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit (Unaudited)

	Preferred Shares (000's)	Preferred Stock $	Common Shares (000's)	Common Stock $	Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit
Balances, December 31, 2007	29,713	$30	25,354,210	$25,354	$136,000	$23,886,536	$(23,920,386)
Shares returned	-	-	(500,000)	(500)	(82,500)	(74,500)	-
Payments received for Stock Subscriptions	-	-	-	-	(48,500)	-	-
Reduction for Uncollectible Stock Receivable	-	-	-	-	(5,000)	(5,000)	-
Shares issued for consulting services	-	-	2,003,000	2,003	-	207,627	-
Net Income (loss)		-	-	-	-	-	53,768
Balances, December 31, 2008	29,713	$30	26,857,210	$26,857	$-	$24,014,663	$(23,866,618)
Shares issued for consulting services	-	-	675,000	675	-	32,825	-
Net Income (loss)	-	-	-	-	-	-	3,763
Balances, March 31, 2009	29,713	$30	27,532,210	$27,532	$-	$24,047,488	$(23,862,855)

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$3,763	$9,803
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	196	196
Value of Shares Issued for consulting/employee services	33,500	43,000
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(104,055)	35,598
(Increase)/Decrease in Prepaid and Other Current Assets	(14,390)	(36,816)
Increase/(Decrease) in Accruals and Other Payables	30,924	2,971
Increase/(Decrease) in Accounts Payable	9,605	(7,554)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(40,457)	47,198

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in Related Party Loan	20,218	(38,727)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	20,218	(38,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	-	5,300
Proceeds Received from Payments made on Stock Subscription Receivable	-	22,500
Proceeds Received from Draw on Line of Credit	401	1,089
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	401	28,889

NET INCREASE IN CASH AND
CASH EQUIVALENTS	(19,838)	37,360

CASH AND CASH EQUIVALENTS:
Beginning of Period	27,070	45,498

End of Period	$7,232	$82,858

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$4,864	$5,024
Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Consulting Services	$27,500	$43,000
Stock Issued for Employee Services	$6,000
Return of 500,000 shares and reduction in related Stock Receivable	$-	$75,000

The accompanying notes are an integral part of these unaudited financial statements

CYIOS CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

(Unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim financial statements and summarized notes included herein were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in CYIOS Corporations 10-K filed April 15, 2009. These interim financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results

USE OF ESTIMATES

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

PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of five to seven years.  Depreciation expense was $196 and $196 respectively for the three months ended March 31, 2009 and 2008.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred.  For the three months ended March 31, 2009 and 2008, the company incurred $2,684 and $3,182 respectively.

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

ACCOUNTS RECEIVABLE

Accounts deemed uncollectible are written off in the year they become uncollectible.  As of March 31, 2009, the Accounts Receivable balance was $127,236 and the amount deemed uncollectible was $0.

PREFERRED STOCK

As of March 31, 2009, the outstanding preferred stock is 29,713.

COMMON STOCK

The following table recaps the capital account transactions occurring during the 1st quarter of 2009:

Month/Description of transaction	Number of shares	Price per share	Total Value

January--Stock Bonus issued to Employee	100,000	$0.05	$4,500
January--Stock issued for Consulting Services	550,000	$0.05	$27,500
February--Stock Bonus issued to Employee	25,000	$0.06	$1,500

Total	675,000		$33,500

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

STOCK OPTIONS AND WARRANTS (CONT’D)

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

Outstanding stock options and warrants as of March 31, 2009 are as follows:

	Options	Weighted average price per share	Warrants	Weighted average price per share
Outstanding at December 31, 2007	2,750,000	0.26
For the year ended December 31, 2008
Granted	2,003,000	0.26	-
Options forfeited or expired	(335,716)	0.13
Options forfeited or expired	(400,000)	0.29	-
Exercised in 2008	(2,003,000)	0.26	-	-
Outstanding at December 31, 2007	2,014,284	0.13	-	-

For the period ended March 31, 2009
Granted	675,000	0.10	-
Options forfeited or expired	(83,929)	0.13
Exercised in the 1st quarter of 2009	(675,000)	0.10	-
Outstanding at December 31, 2008	1,930,355	0.13	-	-

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

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the year ended December 31, 2008 is as follows:

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

NOTE C—CONCENTRATION

The Company is either a prime or sub contractor on contracts with L-3 Communications, SERCO, TMS, Information Management Support Center (IMCEN) and GOMO/SLD.  Loss of these contracts could have a material effect upon the Company’s financial condition and results of operations.

NOTE D—SEGMENT REPORTING

Net sales and Profit/ (Loss) by Segment for the three months ended March 31, 2009 are broken down as follows:

Net Sales by Segment	For the Three Months Ended March 31, 2009
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$374,923	$-	$-	$374,923
Cost of Sales	218,508	-	-	218,508
Gross Profit	$156,415	$-	$-	$156,415

Profit/(Loss) by Segment	For the Three Months Ended March 31, 2009
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$8,601	$(349)	$(4,489)	$3,763

Net sales and Profit/ (Loss) by Segment for the three months ended March 31, 2008 are broken down as follows:
Net Sales by Segment	For the Three Months Ended March 31, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Sales, net	$428,508	$-	$-	$-	$428,508
Cost of Sales	187,961	-	-	-	187,961
Gross Profit	$240,547	$-	$-	$-	$240,547

Profit/(Loss) by Segment	For the Three Months Ended March 31, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Net Operating Profit/(Loss)	$13,499	$-	$(3,695)	$-	$9,804

NOTE E—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator.  Individuals who have been employed for one month and reached the age of 21 years are eligible to participate.  Employees may contribute up to the legal amount allowed by law.  The Company matches one quarter of the employee’s contribution up to a maximum of 4% of the employee’s wages.  Employees are vested in the Company’s contribution 25% a year and are fully vested after four years.  The Company’s contributions for the three months ended March 31, 2009 and 2008 were $1,597 and $7,252 respectively.

NOTE F—COMMITMENTS/LEASES

The Company entered into a lease agreement on July 8, 2005 for office space.  The current lease agreement is in effect from August 2008 to August 2009, and at that time is up for renewal.  Monthly fees are $1,040.

Total rent expense for the three months ended March 31, 2009 and 2008 was $4,433 and $4,542 respectively.

NOTE G—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders.  The note is payable on demand and bears 8% interest per annum.  The outstanding balance as of March 31, 2009 is $242,294.

Annual payments including principal and interest are as follows:

Year-ended	Interest	Principal
2009	$11,120	$9,458
2010	$18,003	17,274
2011	$16,569	15,692
2012	$15,016	20,260
2013	$13,335	21,942
2014 and thereafter	$36,428	157,668
Total principal and interest payments	$110,469	$242,294

The above Related Party Loan is secured by 8,000,000 shares of stock owned by the related party.

NOTE H—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the three months ended March 31, 2009 and 2008 are as follows:

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the nine months ended March 31, 2009 and 2008 are as follows:

	For the 3 months ended March 31, 2009			For the 3 Months Ended March 31, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Income/(Loss)	$3,763			$9,804
Basic EPS
Income available to common stockholders	3,763	27,011,526	$0.00	9,804	25,299,803	$0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	$3,763	27,041,239	$0.00	$9,804	25,329,516	$0.00

NOTE I—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America.  The line of credit for CKO is 10.75% interest and the line of credit for CYIOS Group is 14.75%.  The outstanding balances of the line of credit by Subsidiary as of March 31, 2009 are as follows:

CKO	$49,743
China Print	39,050
$88,793

NOTE J—PREPAIDS

On January 29, 2009, the company issued 550,000 shares of common stock to a consulting firm for services to be rendered through the rest of 2009.  Using EITF 96-18, the Company measured the value of the stock given for services at the date given, January 29, 2009 (measurement/grant date).  The total value of the services has been estimated to be $27,500 which is based on a fair market value per share of $.05 on January 29, 2009.  The company recorded this amount as prepaid and will expense the balance over the remaining 11 months of 2009.  The total amount of the prepaid expensed in the first quarter of 2009 was $5,000, leaving a remaining prepaid balance of $22,500.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this report.

INTRODUCTION

CYIOS Corporation and its subsidiaries are collectively referred to as CYIOS. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in the financial condition and results of operations and cash flows for 1st quarter ended March 31, 2009 and 2008 for CYIOS. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying unaudited consolidated financial statements prepared in accordance with U.S. GAAP.

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

RECENT DEVELOPMENTS

We’ve started billing on our new TMS contract and show an increase in revenue for the 1QTR. As expected and mentioned in our press release, we’ll see much more of an increase in 2QTR 2009 – at this point it will be at minimum double from last year. We are working with investors on a possible private placement but nothing final at this time. We have many bids out waiting for award in 2QTR. We work closely with our partners (see www.cyios.com) and they are announcing news in 2QTR about new business.

FINANCIAL CONDITION

We currently have financial resources to support our operational (overhead) staff and our product, CYIPRO. We have been profitable and have outstanding bids waiting to be awarded. We sustained a profit for the 1st quarter of 2009.  We anticipate that the 2nd quarter will be profitable as well, thus resulting in a profit for the year 2009. We are looking for, and engaged with, investors to raise capital for growth and to establish our advisory board.

OVERVIEW

CYIOS does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army.  All of CYIOS’ revenue is derived from the services it provides for single and multiple year awards to different US Army and US Government agencies.  CKO, Inc., one of the CYIOS subsidiaries provides a designed online office management product which is known as CYIPRO.  For the three months ended March 31, 2009 and 2008, CYIOS received no revenue from CYIPRO.

RESULTS OF OPERATIONS

Revenue:  Total sales for the 1st quarter 2009 were $374,923 as compared to $428,508 in sales for the 1st quarter 2008, a decrease of approximately 13%.  The decrease in sales was due to the loss of contracting staff on subcontracts.

Cost of Sales:  Cost of sales for the 1st quarter ended March 31, 2009 were $218,508, resulting in a gross profit of $156,415 (42% gross profit margin) compared to cost of sales for the 1st quarter ended March 31, 2008 of $187,961, resulting in a gross profit of $240,547 (56% gross profit margin).  Cost of sales consists solely of direct labor expense which can best be described as contracted services being rendered. We have to pay higher than average salaries to employ the best trained staff and we must also offer the best benefits for these staff.

Indirect Labor:  Indirect labor expense decreased by $30,102 or approximately 20% to $116,933 for the 1st quarter ended March 31, 2009 from $147,035 for the 1st quarter ended March 31, 2008.

Consulting and Professional Fees:  Consulting and professional fees for the 1st quarter ended March 31, 2009 was $32,656 as compared to $44,913 for the 1st quarter ended March 31, 2008, resulting in an decrease of $12,257.

Depreciation and Interest Expense:  Interest expense for the 1st quarter ended March 31, 2009 was $4,864 as compared to $5,024 for the 1st quarter ended March 31, 2008—a decrease of $160.  Depreciation expense for the 1st quarter ended March 31, 2009 was $196 as compared to $196 for the same quarter ended March 31, 2008.

Selling, General, and Administrative:  Selling, general and administrative expenses for the 1st quarter ended March 31, 2009 was $17,869 as compared to $33,575 for the 1st quarter ended March 31, 2008—a decrease of $15,706 or approximately 47%. Selling, general, and administrative expenses consist primarily of advertising, conference fees, fees, insurance, office supplies, rent, and travel and entertainment expenses.

Net Income/(Loss) from Operations:  Net income for the 1st quarter ended March 31, 2009 was $3,763 as compared to a net income of $9,804 for the 1st quarter ended March 31, 2008—a decline of $6,041.  The decline is primarily due to the fact that direct labor costs were higher for the 1st quarter ended March 31, 2009 as compared to the same quarter for 2008; and sales were lower for the 1st quarter ended March 31, 2009 as compared to the same quarter for 2008.  We have won new contracts which will result in additional sales for the 2nd, 3rd, and 4th quarters of 2009, so we should began to make a profit as 2009 progresses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity:  At March 31, 2009, CYIOS had cash and cash equivalents of $7,232, compared with $27,070 at December 31, 2008, a decrease of $19,838.

During the three months March 31, 2009, cash used in operating activities was $40,457, consisting primarily of the net loss for the three months ended March 31, 2009 of $3,763 offset by non-cash charges to:

•	Depreciation charges of $196;
•	Stock based compensation in the amount of $33,500;
•
Working capital changes of $77,916, consisting of a net increase of $118,445 in Accounts Receivable and Other Assets and a net increase of $40,529 in Accrued Expenses, Payroll Taxes Payable, and Accounts Payable.

Investing activities for the three months ended March 31, 2009 provided cash in the amount of $20,218, consisting of a decrease in the Shareholder’s Loan Receivable.

Financing activities for the three months ended March 31, 2009 used cash in the amount of $401, consisting of:

•	Proceeds from a draw on the Line of Credit in the amount of $401.

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

OUTSTANDING SHARE DATA

The outstanding share data as of March 31, 2009 and 2008 is as follows:

	Number of shares
	outstanding
	2009	2008
Common Shares	27,532,210	25,557,210
Preferred Shares	29,713	29,713

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

Item 4T. Controls and Procedures

None

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None

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

As of the fiscal year ended December 31, 2008, and as a result of historical operating losses from prior years, our accumulated deficit was $23,866,618. Lenders generally regard an accumulated deficit as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

Risks Associated with our Business and Industry

We depend on contracts with federal government agencies for all of our revenue, and if our relationships with these agencies were harmed our future revenues and growth prospects would be adversely affected.

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the 1st quarter ended March 31, 2009, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future.
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
Date: May 14, 2009
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