Form 10-Q
period 2009-06-30
CYIOS CORP
filed 2009-08-14
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2009
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
☐ YES      ☐ NO

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 28,032,210 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of June 30, 2009.

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

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet (Unaudited)

	As of	As of
	June 30, 2009	December 31, 2008 (Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$71,232	$27,070
Accounts Receivable	182,736	23,181
Prepaid and Other Current Assets	24,345	16,117
TOTAL CURRENT ASSETS	278,313	66,368

FIXED ASSETS, NET	2,612	3,004

OTHER ASSETS
Related Party Loan	238,016	262,512
TOTAL OTHER ASSETS	238,016	262,512

TOTAL ASSETS	$518,941	$331,884

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Line of Credit	$84,385	$88,392
Accounts Payable	46,125	46,113
Accruals and Other Payables	128,999	22,447
TOTAL LIABILITIES	259,509	156,952

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 28,032,210 and 26,857,210 shares issued and outstanding)	28,032	26,857
Additional Paid-in-Capital	24,080,988	24,014,663
Accumulated Deficit	-23,849,618	-23,866,618
TOTAL STOCKHOLDERS' DEFICIT	259,432	174,932

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$518,941	$331,884

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
SALES AND COST OF SALES
Sales	$488,720	$353,057	$863,643	$781,565
Cost of Sales	275,886	220,562	494,394	408,523
Gross Profit	212,834	132,495	369,249	373,042

EXPENSES
Selling, general and administrative	18,604	33,665	40,986	55,939
Payroll Expense--Indirect Labor	130,466	134,676	247,399	281,711
Consulting and Professional Fees Expense	51,666	21,980	65,721	97,938
Depreciation	196	196	392	392
TOTAL EXPENSES	200,932	190,517	354,498	435,980

Net Income/(Loss) from Operations	11,902	(58,022)	14,751	(62,938)

OTHER INCOME/(EXPENSE)
Interest Income	1,335	933	2,601	933
Interest Expense	-	(1,131)	(352)	(4,957)
NET OTHER INCOME/(EXPENSE)	1,335	(198)	2,249	(4,024)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/(LOSS)	13,237	(58,220)	17,000	(66,962)

Net income/(loss) per share--basic and fully diluted	$0.00	$(0.00)	$0.00	$(0.00)
Weighted average shares outstanding--basic and fully diluted	27,041,239	25,678,681	27,595,763	25,717,835

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit (Unaudited)

	Preferred	Preferred	Common	Common	Stock	Additional
	Shares	Stock	Shares	Stock	Subscription	Paid-in	Accumulated
	(000's)		$(000's)	$	Receivable	Capital	Deficit
Balances, December 31, 2007	29,713	$30	25,354,210	$25,354	$136,000	$23,886,536	$(23,920,386)
Shares returned	-	-	(500,000)	(500)	(82,500)	(74,500)	-
Payments received for Stock Subscriptions	-	-	-	-	(48,500)	-	-
Reduction for Uncollectible Stock Receivable	-	-	-	-	(5,000)	(5,000)	-
Shares issued for consulting services	-	-	2,003,000	2,003	-	207,627	-
Net Income (loss)		-	-	-	-	-	53,768
Balances, December 31, 2008	29,713	$30	26,857,210	$26,857	$-	$24,014,663	$(23,866,618)
Shares issued for consulting services	-	-	675,000	775	-	46,725	-
Shares sold	-	-	500,000	400	-	19,600
Net Income (loss)	-	-	-	-	-	-	17,000
Balances, June 30, 2009	29,713	$30	28,032,210	$28,032	$-	$24,080,988	$(23,849,618)

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$17,000	$(66,963)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	392	392
Value of Shares Issued for consulting/employee services	47,500	37,583
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(159,555)	38,734
(Increase)/Decrease in Prepaid and Other Current Assets	(8,228)	267
Increase/(Decrease) in Accruals and Other Payables	106,552	34,166
Increase/(Decrease) in Accounts Payable	12	2,447
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,673	46,626

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in Related Party Loan	24,496	(60,474)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	24,496	(60,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	20,000	5,300
Proceeds Received from Payments made on Stock Subscription Receivable	-	22,500
Payments on Line of Credit	(4,007)	(2,114)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,993	25,686

NET INCREASE IN CASH AND
CASH EQUIVALENTS	44,162	11,838

CASH AND CASH EQUIVALENTS:
Beginning of Period	27,070	45,498

End of Period	$71,232	$57,336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$352	$4,957
Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Consulting Services	$-	$68,000
Stock Issued for Consulting Services	$47,500	$-
Return of 500,000 shares and reduction in related Stock Receivable	$-	$75,000

The accompanying notes are an integral part of these unaudited financial statements

CYIOS CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of five to seven years.  Depreciation expense was $196 and $196 respectively for the three months ended June 30, 2009 and 2008; and $392 and $392 respectively for the six months ended June 30, 2009 and 2008.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred.  For the three months ended June 30, 2009 and 2008, the company incurred advertising expense of $2,145 and $2,589 respectively. For the six months ended June 30, 2009 and 2008, the company incurred advertising expense of $4,829 and $5,771.

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

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The implementation of FSP FAS No. 142-3 is not expected to have a material impact on its consolidated financial statements.

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

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an otherthan- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s financial position and results of operations

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The implementation of FSP FAS No. 157-4 did not have a material on the Company’s financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

ACCOUNTS RECEIVABLE

Accounts deemed uncollectible are written off in the year they become uncollectible.  As of June 30, 2009, the Accounts Receivable balance was $182,736 and the amount deemed uncollectible was $0.

PREFERRED STOCK

As of June 30, 2009, the outstanding preferred stock is 29,713.

COMMON STOCK

The following table recaps the capital account transactions occurring during the 1st  and 2nd quarters of 2009:

The following table recaps the capital account transactions occurring during the 2nd quarter of 2009.

Month/Description of transaction	Number of shares	Price per share	Total Value

January--Stock Bonus issued to Employee	100,000	$0.05	$4,500
January--Stock issued for Consulting Services	550,000	$0.05	$27,500
February--Stock Bonus issued to Employee	25,000	$0.06	$1,500
May--Stock issued for Consulting Services	100,000	$0.14	$14,000
May--Stock sold	400,000	$0.05	$20,000

Total	1,175,000		$67,500

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

Outstanding stock options and warrants as of June 30, 2009 are as follows:

	Options	Weighted average price per share	Warrants	Weighted average price per share

Outstanding at December 31, 2007	2,750,000	0.26

For the year ended December 31, 2008
Granted	2,003,000	0.26	-
Options forfeited or expired	(335,716)	0.13
Options forfeited or expired	(400,000)	0.29	-
Exercised in 2008	(2,003,000)	0.26	-	-
Outstanding at December 31, 2008	2,014,284	0.13	-	-
For the period ended June 30, 2009
Granted	775,000	0.06	-
Options forfeited or expired	(167,858)	0.13
Exercised in the 1st and 2nd quarter of 2009	(775,000)	0.06	-
Outstanding at December 31, 2008	1,846,426	0.13	-	-

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

NOTE D—SEGMENT REPORTING

Net sales and Profit/ (Loss) by Segment for the three months ended June 30, 2009 and 2008 are broken down as follows:

Net Sales by Segment	For the Three Months Ended June 30, 2009
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$488,720	$-	$-	$488,720
Cost of Sales	275,886	-	-	275,886
Gross Profit	$212,834	$-	$-	$212,834

Profit/(Loss) by Segment	For the Three Months Ended June 30, 2009
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$15,129	$-	$(1,892)	$13,237

Net Sales by Segment	For the Three Months Ended June 30, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Sales, net	$428,508	$-	$-	$-	$428,508
Cost of Sales	182,661	-	-	-	182,661
Gross Profit	$245,847	$-	$-	$-	$245,847

Profit/(Loss) by Segment	For the Three Months Ended June 30, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Net Operating Profit/(Loss)	$(57,011)	$(20)	$(1,190)	$-	$(58,221)

Net sales and Profit/ (Loss) by Segment for the six months ended June 30, 2009 and 2008 are broken down as follows:

Net Sales by Segment	For the Six Months Ended June 30, 2009
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$863,643	$-	$-	$863,643
Cost of Sales	(494,394)	-	-	(494,394)
Gross Profit	$1,358,037	$-	$-	$1,358,037

Profit/(Loss) by Segment	For the Six Months Ended June 30, 2009
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$23,730	$(352)	$(6,378)	$17,000

Net Sales by Segment	For the Six Months Ended June 30, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Sales, net	$781,565	$-	$-	$-	$781,565
Cost of Sales	408,523	-	-	-	408,523
Gross Profit	$373,042	$-	$-	$-	$373,042

Profit/(Loss) by Segment	For the Six Months Ended June 30, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Net Operating Profit/(Loss)	$(62,056)	$(20)	$(4,886)	$-	$(66,962)

NOTE E—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator.  Individuals who have been employed for one month and reached the age of 21 years are eligible to participate.  Employees may contribute up to the legal amount allowed by law.  The Company matches one quarter of the employee’s contribution up to a maximum of 4% of the employee’s wages.  Employees are vested in the Company’s contribution 25% a year and are fully vested after four years.  The Company’s contributions for the three months ended June 30, 2009 and 2008 were $0 and $8,076 respectively.  The Company’s contributions for the six months ended June 30, 2009 and 2008 were $1,597 and $15,329, respectively.

NOTE F—COMMITMENTS/LEASES

The Company entered into a lease agreement on July 8, 2005 for office space.  The current lease agreement is in effect from August 2008 to August 2009, and at that time is up for renewal.  Monthly fees are $1,040.

Total rent expense for the three months ended June 30, 2009 and 2008 was $4,524 and $4,562, respectively.  Total rent expense for the six months ended June 30, 2009 and 2008 was $8,956 and $9,104, respectively.

NOTE G—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders.  The note is payable on demand and bears 8% interest per annum.  The outstanding balance as of June 30, 2009 is $238,016.

Annual payments including principal and interest are as follows:

Year-ended	Interest	Principal
2009	$10,923	$9,291
2010	$17,685	16,969
2011	$16,276	15,415
2012	$14,751	19,902
2013	$13,099	21,554
2014 and thereafter	$35,784	154,884
Total principal and interest payments	$108,519	$238,016

The above Related Party Loan is secured by 8,000,000 shares of stock owned by the related party.

NOTE H—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the three months ended June 30, 2009 and 2008 are as follows:

	For the 3 months ended June 30, 2009			For the 3 Months Ended June 30, 2008
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$17,000			$22,134
Basic EPS
Income available to common stockholders	17,000	27,810,232	$0.00	22,134	25,648,968	$0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	17,000	27,839,945	$0.00	44,268	25,678,681	$0.00

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the six months ended June 30, 2009 and 2008 are as follows:

	For the 6 months ended June 30, 2009			For the 6 Months Ended June 30, 2008
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$17,000			$64,740
Basic EPS
Income available to common stockholders	17,000	27,566,050	$0.00	64,740	25,688,122	$0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	17,000	27,595,763	$0.00	64,740	25,717,835	$0.00

NOTE I—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America.  The line of credit for CKO is 10.75% interest and the line of credit for CYIOS Group is 14.75%.  The outstanding balances of the line of credit by Subsidiary as of June 30, 2009 are as follows:

CKO	$48,335
CYIOS Group	36,050
$84,385

NOTE J—PREPAIDS

On January 29, 2009, the company issued 550,000 shares of common stock to a consulting firm for services to be rendered through the rest of 2009.  Using EITF 96-18, the Company measured the value of the stock given for services at the date given, January 29, 2009 (measurement/grant date).  The total value of the services has been estimated to be $27,500 which is based on a fair market value per share of $.05 on January 29, 2009.  The company recorded this amount as prepaid and will expense the balance over the remaining 11 months of 2009.  The total amount of the prepaid expensed in the 1st and 2nd quarters of 2009 was $12,500, leaving a remaining prepaid balance of $15,000.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this report.

INTRODUCTION

CYIOS Corporation and its subsidiaries are collectively referred to as CYIOS. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in the financial condition and results of operations and cash flows for 1st quarter ended June 30, 2009 and 2008 for CYIOS. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying unaudited consolidated financial statements prepared in accordance with U.S. GAAP.

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

RECENT DEVELOPMENTS

In the 2nd Quarter 2009, we’ve started another contract with our partner SERCO. Our numbers show significant profit over last year this time. We are a public company without the benefits of raising capital for the company and this is a serious issue with our growth. We need to find the right investor(s) to help fuel our business growth – with this help in the neighborhood of $300,000; our growth will be substantially higher and really has no hard line of a ceiling. Our industry is over $100 billion dollar industry and we have proven our capabilities and shown our successes. We are continually speaking to investors – also while filtering out the problems that come with the wrong investors. We have also in late in the 2nd Quarter 2009 talked to some possible advisory board members. Building this team is a slow process as members want to see growth and success – we hope we’ve show both in this Quarter and expect some movement toward a solid advisory board.

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

OVERVIEW

CYIOS does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army.  All of CYIOS’ revenue is derived from the services it provides for single and multiple year awards to different US Army and US Government agencies.  CKO, Inc., one of the CYIOS subsidiaries provides a designed online office management product which is known as CYIPRO.  For the three and six months ended June 30, 2009 and 2008, CYIOS received no revenue from CYIPRO.

RESULTS OF OPERATIONS

Revenue:  Total sales for the 2nd quarter 2009 were $488,720 as compared to $353,057 in sales for the 2nd quarter 2008, an increase of approximately 38%.  Total sales for the 1st and 2nd quarter 2009 were $863,643 as compared to total sales for the first and second quarters 2008 of $781,565, an increase of 10.50%.  The increase in sales during the 2nd quarter and for the first two quarter of 2009 over 2008 was due to the fact that we have won new contracts.

Cost of Sales:  Cost of sales for the 2nd quarter ended June 30, 2009 were $275,886, resulting in a gross profit of $212,834 (43% gross profit margin) compared to cost of sales for the 2nd quarter ended June 30, 2008 of $220,562, resulting in a gross profit of $132,495 (38% gross profit margin).  Cost of sales for the 1st and 2nd quarter of 2009 were $494,394, resulting in a gross profit of $369,249 (43% gross profit margin) compared to cost of sales for the same quarters of 2008 of $408,523, resulting in a gross profit of $373,042 (48% gross profit margin).  Cost of sales have increased for the 1st and 2nd quarters in 2009 as compared to 2008 by approximately 20% overall.  Cost of sales consists solely of direct labor expense which can best be described as contracted services being rendered. We have to pay higher than average salaries to employ the best trained staff and we must also offer the best benefits for these staff.

Indirect Labor:  Indirect labor expense decreased by $4,210 or approximately 3% to $130,466 for the 2nd quarter ended June 30, 2009 from $134,676 for the 2nd quarter ended June 30, 2008.  Indirect labor expense also decreased by $34,212 or approximately 14% to $247,399 for the 1st and 2nd quarters of 2009 from $281,711 for the 1st and 2nd quarters of 2008.  The decrease is a direct result of the reduction in administrative staff by 1 person.

Consulting and Professional Fees:  Consulting and professional fees for the 2nd quarter ended June 30, 2009 was $51,666 as compared to $21,980 for the 2nd quarter ended June 30, 2008, resulting in an increase of $29,686.  Consulting and professional fees for the 1st and 2nd quarters of 2009 was $65,721 as compared to $97,938 for the 1st and 2nd quarters of 2009, resulting in a decrease of $32,217.  The overall decrease from 2009 to 2008 was a result of a decrease in our use of consultant’s services.

Depreciation and Interest Expense:  Interest expense for the 2nd quarter ended June 30, 2009 was $0, as compared to $1,131 for the 2nd quarter ended June 30, 2008.  Total interest expense for the 1st and 2nd quarters of 2009 was $352 as compared to $4,957 for the same period in 2008.  The reduction is a result in the reduction of the principal balance on the Lines of Credit.  Depreciation expense for the 2nd quarter ended June 30, 2009 was $196 as compared to $196 for the same quarter ended June 30, 2008.  Depreciation expense for the 1st and 2nd quarters of 2009 and 2008 were $392 for both.

Selling, General, and Administrative:  Selling, general and administrative expenses for the 2nd quarter ended June 30, 2009 was $18,604 as compared to $33,665 for the 2nd quarter ended June 30, 2008—a decrease of $15,061 or approximately 81%. Selling, general and administrative expense for the 1st and 2nd quarters of 2009 was $40,986 as compared to $55,939 for the 1st and 2nd quarters of 2009—a decrease of $14,953 or approximately 36%.  Selling, general, and administrative expenses consist primarily of advertising, conference fees, fees, insurance, office supplies, rent, and travel and entertainment expenses.  The company has made an effort to reduce these expenses to only what is necessary.

Net Income/(Loss) from Operations:  Net income for the 2nd quarter ended June 30, 2009 was $13,237 as compared to a net loss of $58,220 for the 2nd quarter ended June 30, 2008—an increase of $83,962.  The increase is primarily due to the fact that we won new contracts and are sales have increased and we have trimmed our Selling, general and administrative expenses.  Net income for the 1st and 2nd quarter of 2009 totaled $17,000 compared to a net loss of $66,692 for the same period in 2008.  We have won new contracts which have resulted in additional sales, and we should continue to be profitable for the remainder of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity:  At June 30, 2009, CYIOS had cash and cash equivalents of $71,232, compared with $57,336 at June 30, 2008, an increase of $13,896.

During the six months ending June 30, 2009, cash provided by operating activities was $3,673, consisting primarily of the net income for the six months ended June 30, 2009 of $17,000 offset by non-cash charges to:

•	Depreciation charges of $392;
•	Stock based compensation in the amount of $47,500;
•
Working capital changes of $61,219, consisting of a net increase of $167,783 in Accounts Receivable and Other Assets and a net increase of $106,564 in Accrued Expenses, Payroll Taxes Payable, and Accounts Payable.

Investing activities for the six months ended June 30, 2009 provided cash in the amount of $24,496, consisting of a decrease in the Shareholder’s Loan Receivable.

Financing activities for the six months ended June 30, 2009 provided cash in the amount of $15,993, consisting of:

•	Proceeds from the sale of Common Stock in the amount of $20,000 less.
•	Payments made on the Line of Credit in the amount of $4,007.

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

OUTSTANDING SHARE DATA

The outstanding share data as of June 30, 2009 and 2008 is as follows:

	Number of shares
	outstanding
	2009	2008
Common Shares	28,032,210	25,857,210
Preferred Shares	29,713	29,713

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have interest rate exposure relating to certain long-term obligations.  The interest rates on the Term Loans are NOT affected by changes in market interest rates. We do not believe we have significant risks due to changes in interest rates.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Principal Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the year 2008, we became aware of the fact that the Shareholder Loan outstanding to our CEO and major shareholder is considered to be a prohibited transaction according to Section 402 of the Sarbanes-Oxley Act of 2002.  However, Section 402 does contain a grandfather clause exempting from the prohibition any loans maintained by the issuer on July 30, 2002; provided, however, that there are no material modifications to, or renewal of the terms of, such loans following that date.  A portion of the Shareholder Loan does meet the exemption rules of the grandfather clause; however, after that date additional amounts were added to the Shareholder Loan.  The Company has addressed this issue and is disclosing the matter here and has executed a new promissory note for the full amount owed to the Company of $262,512.  The terms of the promissory note state that the payoff of the note must be made within a reasonable amount of time and bears an interest rate of 8% per annum.  The outstanding balance of the Shareholder Loan was $238,016 as of June 30, 2009.  The Company will no longer make payments to the CEO or any other executive officer or director that would be classified as a loan.

Item 4T. Controls and Procedures

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the 1st quarter ended June 30, 2009, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future.
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

CYIOS Corporation
(Registrant)

/s/ Timothy Carnahan
Date: August 14, 2009
Timothy Carnahan
Chairman of the Board,
Chief Executive Officer and Principal
Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Timothy Carnahan, Chairman, Chief Executive Officer and Principal Financial Officer.*

32	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herein