Form 10-Q
period 2009-09-30
CYIOS CORP
filed 2009-11-12
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2009
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
☒  YES  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  YES  ☒  NO

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 28,032,210 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of September 30, 2009.

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

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet (Unaudited)
	As of September 30, 2009	As of December 31, 2008 Audited
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$12,360	$27,070
Accounts Receivable	217,358	23,181
Prepaid and Other Current Assets	18,357	16,117
TOTAL CURRENT ASSETS	248,075	66,368

FIXED ASSETS, NET	2,416	3,004

OTHER ASSETS
Related Party Loan	234,784	262,512
TOTAL OTHER ASSETS	234,784	262,512

TOTAL ASSETS	$485,275	$331,884

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Line of Credit	$78,892	$88,392
Accounts Payable	40,933	46,113
Accruals and Other Payables	98,134	22,447
TOTAL LIABILITIES	217,959	156,952

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 28,032,210 and 26,857,210 shares issued and outstanding)	28,032	26,857
Additional Paid-in-Capital	24,080,988	24,014,663
Accumulated Deficit	(23,841,734)	(23,866,618)
TOTAL STOCKHOLDERS' DEFICIT	267,316	174,932

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$485,275	$331,884

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
SALES AND COST OF SALES
Sales	$569,717	$340,781	$1,433,360	$1,122,346
Cost of Sales	333,505	184,949	827,899	593,472
Gross Profit	236,212	155,832	605,461	528,874

EXPENSES
Selling, general and administrative	16,592	25,431	56,513	81,469
Payroll Expense--Indirect Labor	188,023	140,567	435,418	422,278
Consulting and Professional Fees Expense	24,638	41,118	90,360	139,057
Depreciation	196	196	588	588
TOTAL EXPENSES	229,449	207,312	582,879	643,392

Net Income/(Loss) from Operations	6,762	(51,480)	22,582	(114,518)

OTHER INCOME/(EXPENSE)
Interest Income	1,212	1,022	3,813	1,955
Interest Expense	(91)	(1,386)	(1,511)	(6,344)
NET OTHER INCOME/(EXPENSE)	1,121	(364)	2,302	(4,389)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/(LOSS)	7,884	(51,844)	24,884	(118,907)

Net income/(loss) per share--basic and fully diluted	$0.00	$(0.00)	$0.00	$(0.00)
Weighted average shares outstanding--basic and fully diluted	27,839,945	25,987,466	27,750,018	25,774,609

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit (Unaudited)

	Preferred Shares (000's)	Preferred Stock $	Common Shares (000's)	Common Stock $	Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit
Balances, December 31, 2007	29,713	$30	25,354,210	$25,354	$136,000	$23,886,536	$(23,920,386)
Shares returned	-	-	(500,000)	(500)	(82,500)	(74,500)	-
Payments received for Stock Subscriptions	-	-	-	-	(48,500)	-	-
Reduction for Uncollectible Stock Receivable	-	-	-	-	(5,000)	(5,000)	-
Shares issued for consulting services	-	-	2,003,000	2,003	-	207,627	-
Net Income (loss)		-	-	-	-	-	53,768
Balances, December 31, 2008	29,713	$30	26,857,210	$26,857	$-	$24,014,663	$(23,866,618)
Shares issued for consulting services	-	-	775,000	775	-	46,725	-
Shares sold	-	-	400,000	400	-	19,600
Net Income (loss)	-	-	-	-	-	-	24,884
Balances, September 30, 2009	29,713	$30	28,032,210	$28,032	$-	$24,080,988	$(23,841,734)

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$24,884	$(118,907)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	588	588
Value of Shares Issued for consulting/employee services	47,500	64,625
Reduction in Stock Receivable	-	7,500
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(194,177)	4,400
(Increase)/Decrease in Prepaid and Other Current Assets	(2,240)	(753)
Increase/(Decrease) in Accounts Payable	(5,181)	41,330
Increase/(Decrease) in Accruals and Other Payables	75,687	7,597
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(52,939)	6,380

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in Related Party Loan	27,728	(76,613)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	27,728	(76,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	20,000	5,300
Proceeds Received from Payments made on Stock Subscription Receivable	-	48,500
Payments on Line of Credit	(9,499)	(7,584)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,501	46,216

NET INCREASE IN CASH AND
CASH EQUIVALENTS	(14,710)	(24,017)

CASH AND CASH EQUIVALENTS:
Beginning of Period	27,070	45,498

End of Period	$12,360	$21,481

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$1,511	$6,344
Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Consulting Services	$-	$83,000
Stock Issued for Consulting Services	$47,500	$-
Return of 500,000 shares and reduction in related Stock Receivable	$-	$75,000

The accompanying notes are an integral part of these unaudited financial statements

CYIOS CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of five to seven years.  Depreciation expense was $196 and $196 respectively for the three months ended September 30, 2009 and 2008; and $588 and $588 respectively for the nine months ended September 30, 2009 and 2008.

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

NET INCOME/ (LOSS) PER COMMON SHARE

The Company‘s current earnings per share (EPS) are shown in dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations.  Basic earnings per share amounts are based on the weighted average shares of common stock outstanding.  If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.  Accordingly, this presentation has been adopted for the period presented.  There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

ADVERTISING COSTS

Advertising costs are expensed as incurred.  For the three months ended September 30, 2009 and 2008, the company incurred advertising expense of $1,875 and $2,728 respectively. For the nine months ended September 30, 2009 and 2008, the company incurred advertising expense of $6,703 and $8,499.

INCOME TAXES

We account for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year.  Additionally, we evaluate regularly the tax positions taken or expected to be taken resulting from financial statement recognition of certain items.  Based on our evaluation, we have concluded that there are no significant uncertain tax positions.

IMPAIRMENT OF LONG-LIVED ASSETS

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

ACCOUNTS RECEIVABLE

Accounts deemed uncollectible are written off in the year they become uncollectible.  As of September 30, 2009, the Accounts Receivable balance was $217,358 and the amount deemed uncollectible was $0.

PREFERRED STOCK

As of September 30, 2009, the outstanding preferred stock is 29,713.

COMMON STOCK

The following table recaps the capital account transactions occurring during the 1st , 2nd ,  and 3rd  quarters of 2009:

Month/Description of transaction	Number of shares	Price per share	Total Value

January--Stock Bonus issued to Employee	100,000	$0.05	$4,500
January--Stock issued for Consulting Services	550,000	$0.05	$27,500
February--Stock Bonus issued to Employee	25,000	$0.06	$1,500
May--Stock issued for Consulting Services	100,000	$0.14	$14,000
May--Stock sold	400,000	$0.05	$20,000

Total	1,175,000		$67,500

STOCK-BASED COMPENSATION

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company has awarded stock-based compensation both as restricted stock and stock options.  Any stock options granted were immediately exercised upon grant.

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

Outstanding stock options and warrants as of September 30, 2009 are as follows:
	Options	Weighted average price per share	Warrants	Weighted average price per share
Outstanding at December 31, 2007	2,750,000	0.26
For the year ended December 31, 2008
Granted	2,003,000	0.26	-
Options forfeited or expired	(335,716)	0.13
Options forfeited or expired	(400,000)	0.29	-
Exercised in 2008	(2,003,000)	0.26	-	-
Outstanding at December 31, 2007	2,014,284	0.13	-	-

For the period ended September 30, 2009
Granted	1,275,000	0.06	-
Options forfeited or expired	(251,787)	0.13
Exercised in the 1st quarter of 2009	(1,275,000)	0.06	-
Outstanding at September 30, 2009	1,762,497	0.13	-	-

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

NOTE D—SEGMENT REPORTING

Net sales and Profit/ (Loss) by Segment for the three months ended September 30, 2009 and 2008 are broken down as follows:

Net Sales by Segment	For the Three Months Ended September 30, 2009
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$569,717	$-	$-	$569,717
Cost of Sales	333,505	-	-	333,505
Gross Profit	$236,212	$-	$-	$236,212

Profit/(Loss) by Segment	For the Three Months Ended September 30, 2009
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$9,731	$-	$(1,847)	$7,884

Net Sales by Segment	For the Three Months Ended September 30, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Sales, net	$340,781	$-	$-	$-	$340,781
Cost of Sales	184,949	-	-	-	184,949
Gross Profit	$155,832	$-	$-	$-	$155,832

Profit/(Loss) by Segment	For the Three Months Ended September 30, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Net Operating Profit/(Loss)	$(50,419)	$-	$(1,425)	$-	$(51,844)

Net sales and Profit/ (Loss) by Segment for the nine months ended September 30, 2009 and 2008 are broken down as follows:

Net Sales by Segment	For the Nine Months Ended September 30, 2009
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$1,433,360	$-	$-	$1,433,360
Cost of Sales	827,899	-	-	827,899
Gross Profit	$605,461	$-	$-	$605,461

Profit/(Loss) by Segment	For the Nine Months Ended September 30, 2009
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$33,461	$(349)	$(8,228)	$24,884

Net Sales by Segment	For the Nine Months Ended September 30, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Sales, net	$1,122,346	$-	$-	$-	$1,122,346
Cost of Sales	593,472	-	-	-	593,472
Gross Profit	$528,873	$-	$-	$-	$528,873

Profit/(Loss) by Segment	For the Nine Months Ended September 30, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Net Operating Profit/(Loss)	$(112,576)	$(20)	$(6,311)	$-	$(118,907)

NOTE E—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator.  Individuals who have been employed for one month and reached the age of 21 years are eligible to participate.  Employees may contribute up to the legal amount allowed by law.  The Company matches one quarter of the employee’s contribution up to a maximum of 4% of the employee’s wages.  Employees are vested in the Company’s contribution 25% a year and are fully vested after four years.  The Company’s contributions for the three months ended September 30, 2009 and 2008 were $6,399 and $8,658 respectively.  The Company’s contributions for the nine months ended September 30, 2009 and 2008 were $7,997 and $23,987, respectively.

NOTE F—COMMITMENTS/LEASES

The Company entered into a lease agreement on July 8, 2005 for office space.  The current lease agreement is in effect from August 2008 to August 2009, and at that time is up for renewal.  Monthly fees are $1,040.

Total rent expense for the three months ended September 30, 2009 and 2008 was $4,370 and $4,549, respectively.  Total rent expense for the nine months ended September 30, 2009 and 2008 was $13,327 and $13,654, respectively.

NOTE G—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders.  The note is payable on demand and bears 8% interest per annum.  The outstanding balance as of September 30, 2009 is $234,784.

Annual payments including principal and interest are as follows:

Year-ended	Interest	Principal
2009	$10,775	$9,165
2010	$17,445	16,738
2011	$16,055	15,206
2012	$14,551	19,632
2013	$12,921	21,262
2014 and thereafter	$35,299	152,781
Total principal and interest payments	$107,046	$234,784

The above Related Party Loan is secured by 8,000,000 shares of stock owned by the related party.

NOTE H—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the three months ended September 30, 2009 and 2008 are as follows:

	For the 3 months ended September 30, 2009			For the 3 Months Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Income/(Loss)	$24,884			$(51,844)
Basic EPS
Income available to common stockholders	24,884	27,810,232	$0.00	(51,844)	25,957,753	$0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	24,884	27,839,945	$0.00	(51,844)	25,987,466	$0.00

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the nine months ended September 30, 2009 and 2008 are as follows:

	For the 9 months ended September 30, 2009			For the 9 Months Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Income/(Loss)	$24,884			$(118,907)
Basic EPS
Income available to common stockholders	24,884	27,720,305	$0.00	(118,907)	25,744,896	$0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	24,884	27,750,018	$0.00	(118,907)	25,774,609	$0.00

NOTE I—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America.  The line of credit for CKO is 10.75% interest and the line of credit for CYIOS Group is 14.75%.  The outstanding balances of the line of credit by Subsidiary as of September 30, 2009 are as follows:

CKO	$45,842
CYIOS Group	33,050
$78,892

NOTE J—PREPAIDS

On January 29, 2009, the company issued 550,000 shares of common stock to a consulting firm for services to be rendered through the rest of 2009.  The Company measured the value of the stock given for services at the date given, January 29, 2009 (measurement/grant date).  The total value of the services has been estimated to be $27,500 which is based on a fair market value per share of $.05 on January 29, 2009.  The company recorded this amount as prepaid and will expense the balance over the remaining 11 months of 2009.  The total amount of the prepaid expensed in the first 3 quarters of 2009 was $20,000, leaving a remaining prepaid balance of $7,500 as of September 30, 2009.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this report.

INTRODUCTION

CYIOS Corporation and its subsidiaries are collectively referred to as CYIOS. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in the financial condition and results of operations and cash flows for 3rd quarter ended September 30, 2009 and 2008 for CYIOS. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying unaudited consolidated financial statements prepared in accordance with U.S. GAAP.

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

CORPORATE OVERVIEW

CYIOS Corporation operates two subsidiaries. CYIOS Corporation and CKO Incorporated are the two vehicles where the company operates its business.  The company, through its services subsidiary, CYIOS Corporation, provides innovative Business Transformation and Information Technology solutions to the United States Army, Department of Defense (DoD), and other prospective U.S. Government agencies. CYIOS Corporation supports its customers through a variety of current contract vehicles including prime contracts, subcontracts, sole source, blanket purchase agreements, and multiple award task orders extending as far out as 2010. CYIOS Corporation has received many commendations for its outstanding customer service and support in systems integration and application development, knowledge management and business transformation, and program and project management. As a certified Small Business, CYIOS Corporation provides its services within the following North American Industry Classification System (NAICS) codes:

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

RECENT DEVELOPMENTS

In the 3rd Quarter 2009, our numbers show significant profit over last year this time. We are a public company without the benefits of raising capital for the company and this is a serious issue with our growth. We have engaged with a financial advisor and file an S-8 to issue shares for payment. This advisor will help find the right investor(s) to help fuel our business growth – with this help in the neighborhood initially $300,000 up to $1M. Our growth will be substantially higher and really has no hard line of a ceiling once we have these funds in place. Our industry is over $100 billion dollar industry and we have proven our capabilities and shown our successes. We are currently speaking with investors and plan on closing a deal very shortly.

FINANCIAL CONDITION

We currently have financial resources to support our operational (overhead) staff and our product, CYIPRO. We have been profitable and have outstanding bids waiting to be awarded. We sustained a profit for the 1st, 2nd and now third quarter of 2009.  We are looking for, and engaged with, investors to raise capital for growth and to establish our advisory board.

OVERVIEW

CYIOS does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army.  All of CYIOS’ revenue is derived from the services it provides for single and multiple year awards to different US Army and US Government agencies.  CKO, Inc., one of the CYIOS subsidiaries provides a designed online office management product which is known as CYIPRO.  For the three and nine months ended September 30, 2009 and 2008, CYIOS received no revenue from CYIPRO.

RESULTS OF OPERATIONS

Revenue:  Total sales for the 3rd quarter 2009 were $569,717 as compared to $340,781 in sales for the 3rd quarter 2008, an increase of approximately 40.18%.  Total sales for the nine months ended September 30, 2009 were $1,433,360 as compared to total sales for the nine months ended September 30, 2008 of $1,122,346, an increase of 21.70%.  The overall increase in sales was due to the Company winning new contracts in 2009.

Cost of Sales:  Cost of sales for the 3rd quarter ended September 30, 2009 were $333,505, resulting in a gross profit of $236,212 (41.46% gross profit margin) compared to cost of sales for the 3rd quarter ended September 30, 2008 of $184,949, resulting in a gross profit of $155,821 (45.73% gross profit margin).  Cost of sales for the for the nine months ended September 30, 2009 were $827,899, resulting in a gross profit of $605,461 (42.24% gross profit margin) compared to cost of sales for the same period ended in 2008 of $593,472, resulting in a gross profit of $528,874 (47.12% gross profit margin).  Cost of sales have increased for the 3rd  quarter in 2009 as compared to 2008 by approximately 34.03% overall.  Cost of sales for the nine months ended September 30, 2009 increased 28.32 % over the same period for 2008.  Cost of sales consists solely of direct labor expense which can best be described as contracted services being rendered. We have to pay higher than average salaries to employ the best trained staff and we must also offer the best benefits for these staff.

Indirect Labor:  Indirect labor expense increased by $47,456 or approximately 25.24% to $188,023 for the 3rd quarter ended September 30, 2009 from $140,567 for the 3rd quarter ended September 30, 2008.  Indirect labor expense also increased by $13,144 or approximately 3.02% to $435,422 for the nine months ended September 30, 2009 from $422,278 for the same period ended in 2008.  The increase is a direct result of the hiring of a new administrative staff person.

Consulting and Professional Fees:  Consulting and professional fees for the 3rd quarter ended September 30, 2009 was $24,638 as compared to $41,118 for the 3rd quarter ended September 30, 2008, resulting in an decrease of $47,456.  Consulting and professional fees for the nine months ended September 30, 2009 was $90,360 as compared to $139,057 for the for the same period ended in 2008, resulting in a decrease of $48,697.  The overall decrease from 2009 to 2008 was a result of a decrease in our use of consultants’ services.

Depreciation and Interest Expense:  Interest expense for the 3rd quarter ended September 30, 2009 was $91, as compared to $1,386 for the 3rd quarter ended September 30, 2008.  Total interest expense for the nine months ended September 30, 2009 was $1,511 as compared to $6,344 for the same period in 2008.  The reduction is a result in the reduction of the principal balance on the Lines of Credit.  Depreciation expense for the 3rd quarter ended September 30, 2009 was $196 as compared to $196 for the same quarter ended September 30, 2008.  Depreciation expense for the nine months ended September 30, 2009 and 2008 were $588 for both.

Selling, General, and Administrative:  Selling, general and administrative expenses for the 3rd quarter ended September 30, 2009 was $16,592 as compared to $25,431 for the 3rd quarter ended September 30, 2008—a decrease of $8,839 or approximately 53.27%. Selling, general and administrative expense for the nine months ended September 30, 2009 was $56,510 as compared to $81,469 for the same period ended in 2008—a decrease of $24,959 or approximately 44.17%.  Selling, general, and administrative expenses consist primarily of advertising, conference fees, fees, insurance, office supplies, rent, and travel and entertainment expenses.  The company has made an effort to reduce these expenses to only what is necessary.

Net Income/(Loss) from Operations:  Net income for the 3rd quarter ended September 30, 2009 was $7,884 as compared to a net loss of $51,844 for the 3rd quarter ended September 30, 2008—an increase of $59,728.  The increase is primarily due to the fact that we won new contracts and our sales have increased and we have trimmed our Selling, general and administrative expenses.  Net income for the nine months ended September 30, 2009 totaled $24,883 compared to a net loss of $118,907 for the same period in 2008.  We have won new contracts which have resulted in additional sales, and we should continue to be profitable for the remainder of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity:  At September 30, 2009, CYIOS had cash and cash equivalents of $12,360, compared with $21,481 at September 30, 2008, a decrease of $9,121.

During the nine months ending September 30, 2009, cash used in operating activities was $52,939, consisting primarily of the net income for the nine months ended September 30, 2009 of $24,884 offset by non-cash charges to:

•	Depreciation charges of $588;
•	Stock based compensation in the amount of $47,500;

•
Working capital changes of $125,911, consisting of a net increase of $196,417 in Accounts Receivable and Other Assets and a net increase of $70,506 in Accrued Expenses, Payroll Taxes Payable, and Accounts Payable.

Investing activities for the nine months ended September 30, 2009 provided cash in the amount of $27,728, consisting of a decrease in the Shareholder’s Loan Receivable.

Financing activities for the nine months ended September 30, 2009 provided cash in the amount of $10,501, consisting of:

•	Proceeds from the sale of Common Stock in the amount of $20,000 less.
•	Payments made on the Line of Credit in the amount of $9,499.

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

OUTSTANDING SHARE DATA

The outstanding share data as of September 30, 2009 and 2008 is as follows:

	Number of shares outstanding
	2009	2008
Common Shares	28,032,210	26,107,210
Preferred Shares	29,713	29,713

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe that there is any material risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the year 2008, we became aware of the fact that the Shareholder Loan outstanding to our CEO and major shareholder is considered to be a prohibited transaction according to Section 402 of the Sarbanes-Oxley Act of 2002.  However, Section 402 does contain a grandfather clause exempting from the prohibition any loans maintained by the issuer on July 30, 2002; provided, however, that there are no material modifications to, or renewal of the terms of, such loans following that date.  A portion of the Shareholder Loan does meet the exemption rules of the grandfather clause; however, after that date additional amounts were added to the Shareholder Loan.  The Company has addressed this issue and is disclosing the matter here and has executed a new promissory note for the full amount owed to the Company of $262,512.  The terms of the promissory note state that the payoff of the note must be made within a reasonable amount of time and bears an interest rate of 8% per annum.  The outstanding balance of the Shareholder Loan was $234,784 as of September 30, 2009.  The Company will no longer make payments to the CEO or any other executive officer or director that would be classified as a loan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the 1st quarter ended September 30, 2009, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future.

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

CYIOS Corporation
(Registrant)

Date: October 30, 2009	/s/ Timothy Carnahan
Timothy Carnahan
Chairman of the Board,
Chief Executive Officer and Principal
Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Timothy Carnahan, Chairman, Chief Executive Officer and Principal Financial Officer.*

32	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herein