Form 10-K
period 2009-12-31
CYIOS CORP
filed 2010-02-26
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-53098

CYIOS Corporation

(Name of Registrant in its charter)

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒  Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒  Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of CYIOS Corporation (consisting solely of 11,555,916 shares of common stock, $0.001 par value) was approximately $577,796 based on the average bid and asked price of such common stock ($.05) as of February 25, 2010.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
  Yes   ☒ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.At February 25, 2010 there were 30,148,877 shares of common stock outstanding.

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

Recent Developments

In our last three announcements, January 28, 2010 February 8, 2010 and February 9, 2010 we describe what the Company has been doing in the last sixty days. CYIPRO will be a dominant factor moving forward in revenue growth and its target is the government telework initiative. CYIOS signed a term sheet for line of equity for 7 million dollars and we will be filing our S1 for SEC approval in the very short near term. We have made a few strides in our advisory board but nothing has fully come to fruition.

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

Trademarks

As of the fiscal year ended December 31, 2009, CYIOS DC has registered the CYIOS®, and CKO has applied for registration of the CYIPRO™ logo with the United States Patent and Trademark Office in order to establish and protect our brand name and logo as part of our Proprietary Rights.

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

As of the fiscal year ended December 31, 2009, we have entered into no confidentiality and/or non-disclosure agreements with our employees, consultants or advisors.

Employees

As of December 31, 2009, we had 17 full-time employees, with 2.5 in executive management and administration, 1.5 in product development and technical operations, and 13 on service contracts on either prime or subcontracted contracts with the United States federal government.

We are not subject to any collective bargaining agreements and believe our relationships with our employees to be excellent.

Item 1A. Risk Factors

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

As of the fiscal year ended December 31, 2009, and as a result of historical operating losses from prior years, our accumulated deficit was $23,890,616. Lenders generally regard an accumulated deficit as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

Risks Associated with our Business and Industry

We depend on contracts with federal government agencies for all of our revenue, and if our relationships with these agencies were harmed our future revenues and growth prospects would be adversely affected.

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the fiscal year ended December 31, 2009, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future. For this reason, any issues that compromise our relationship with agencies of the federal government in general, or with the Department of Defense in particular, would have a substantial adverse effect on our business. Key among the factors in maintaining our relationships with federal government agencies are our performance on individual contracts, the strength of our professional reputation and the relationships of our key executives with government personnel. To the extent that our performance does not meet expectations, or our reputation or relationships with one or more key personnel are impaired, our business, financial condition and results of operations will be negatively affected and we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

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

Our headquarters are located at The Ronald Reagan Building, 1300 Pennsylvania Ave, Suite 700 Washington D.C. 20004. We lease this 150 square foot space for a term of 12 months, with 8 months remaining on the lease as of the fiscal year ended December 31, 2009, at a rate of $1,476 per month. There are t employees based in our headquarters, the remaining employees work on-site at our customers’ locations, and, as such we do not maintain separate office or other space for these employees.

Item 3. Legal Proceedings.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2009, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this annual report on Form 10-K to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities.

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

	Year Ended December 31, 2009		Year Ended December 31, 2008
	High	Low	High	Low
First Quarter	$0.11	$0.09	$0.13	$0.10
Second Quarter	$0.13	$0.12	$0.10	$0.09
Third Quarter	$0.08	$0.07	$0.06	$0.05
Fourth Quarter	$0.06	$0.05	$0.04	$0.03

As of the fiscal year ended December 31, 2009 we had approximately 102 shareholders of record (excluding the number of persons or entities holding shares of our common stock in nominee or street name through one or more brokerage firms).

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

The following table sets forth information as of the fiscal year ended December 31, 2009 with respect to the shares of our common stock that may be issue under each of our 2006 Plan and 2007 Plan.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	35,700
Total	-	-	35,700

Recent Sales of Unregistered Securities

There were no previously unreported sales of unregistered securities during the fiscal year ended December 31, 2009.

Purchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of the fiscal year ended December 31, 2009.

Item 6. Selected Financial Data

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this annual report on Form 10-K. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern. Certain information contained below and elsewhere in this annual report on Form 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Note Regarding Forward-Looking Statements.”

Overview

We believe that we are a leading systems integrator and knowledge management solutions provider supporting the United States Army.  All of our revenue is derived from the services provided pursuant to single and multiple year awards to different U.S. Army and federal government agencies.  CKO, Inc., one of our operating subsidiaries, provides a designed online office management product which is known as CYIPRO™.  For the years ended December 31, 2009 and 2008, we received no revenue from CYIPRO™.

Results of Operations

Sales/Net Profit

The total sales for our active subsidiary, CYIOS Corporation, a District of Columbia corporation, for the fiscal year ended December 31, 2009, were $1,881,897 compared to $1,494,872 for the fiscal year ended December 31, 2008; an increase in sales of $387,025 or 26%.  Our other active subsidiary, CKO, Inc., a District of Columbia corporation, produced no revenue for the fiscal years ended December 31, 2009 and 2008. Operating net loss for the year ended December 31, 2009 was $21,044, or net operating loss per share $.00, compared to a net operating income for the fiscal year ended December 31, 2008 of $202,729, or a net operating income per share of $.01.  Net income from discontinued operations was $17,068 for the year ended December 31, 2009 and $256,497 for the year ended December 31, 2008.  This income from discontinued operations was the result of a write-off of old Accounts Payable debts that have been carried on the financial statements of WorldTeq Corporation which is a subsidiary of the company with discontinued operations.  Management has determined that the amount that has been written off is reasonable based on the fact that they exceed the statute of limitations for collection of debts.  Total net loss for the year ended December 31, 2009 was $3,976 or a net loss per share of $.00 as compared to total net income for the year ended December 31, 2008 in the amount of $53,768 or a net income per share of $.00.  In 2006, management made the decision to expand our operations by attempting to increase our business with the Department of Defense and the rest of the federal government.  In order to achieve this goal, we have actively bid on request for proposals by different departments and their agencies.  We have, and will continue to invest all of our earnings into additional personnel to help achieve this goal. We believe that our efforts in working to achieve the aforementioned goals will help turn our operating losses into a net profit in the fiscal year ended December 31, 2010 and beyond.

Cost of Sales

Cost of sales for the fiscal year ended December 31, 2009 was $1,094,786 compared to cost of sales for the fiscal year ended December 31, 2008 in the amount of $781,909; an increase of $312,877 or approximately 40%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal years ended December 31, 2009 and 2008 were $68,883 and $179,371, respectively; a decrease of $110,488 or 62%.

Other Expenses

Total other expenses for the fiscal year ended December 31, 2009 and 2008 were $739,079 and $732,257, respectively; an increase of $6,822 or ..93%.  The total other expenses of $738,079 in the fiscal year ended December 31, 2009 consisted primarily of $598,225 in indirect labor and $140,854 in professional service and consulting fees and depreciation.  The total other expenses of $732,257 for the fiscal year ended December 31, 2008 consisted primarily of $521,681 in indirect labor and $210,576 in professional services fees and depreciation.

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of $76,448, compared to $27,070 at December 31, 2008, an increase of $49,378.

During the fiscal year ended December 31, 2009, cash provided by operating activities was $18,442, consisting primarily of the Net Loss of $3,976 offset by:

•	Non-cash charges related to Depreciation charges of $784, Valuation of Shares issued for consulting services of $167,667, Reduction in Liabilities from Discontinued Operations of $17,068; and

•
Working capital changes of $128,965, consisting primarily of a net increase in Accounts Receivable, Other Assets in the amount of $176,994 offset by a net increase in Payroll Taxes Payable, Accounts Payable, and Accruals in the amount of $48,029.

Cash provided by investing activities for the fiscal year ended December 31, 2009 was $28,228 for the payments received on the Related Party Loan.

Cash provided by financing activities for the fiscal year ended December 31, 2009 was $2,708; consisting primarily of:

•	Proceeds from the sale of Common Stock in the amount of $20,000; and

•	Payments made on the Line of Credit in the amount of $17,292.

Our long-term working capital and capital requirements will depend upon numerous factors, including our efforts to continue to improve operational efficiency and conserve cash.

Off-Balance Sheet Arrangements

As of the fiscal year ended December 31, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(c)(2) of Regulation S-B.

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

Item 8. Financial Statements.

CYIOS Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of
Cyios Corporation

We have audited the accompanying consolidated balance sheet of Cyios Corporation as of December 31, 2009   and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyios Corporation as of December 31, 2009  and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Jewett, Schwartz, Wolfe and Associates

Hollywood, Florida
February 23, 2010

200 South Park Road, Suite 150  •  Hollywood, Florida 33021  •  Main 954.922.5885  •  Fax 954.922.5957  •  www.jsw-cpa.com
Member - American Institute of Certified Public Accountants • Florida Institute of Certified Public Accountants
Private Companies Practice Section of the AICPA • Registered with the Public Company Accounting Oversight Board of SEC

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$76,448	$27,070
Accounts Receivable	114,596	23,181
Prepaid and Other Current Assets	101,697	16,117
TOTAL CURRENT ASSETS	292,741	66,368

FIXED ASSETS, NET	2,220	3,004

OTHER ASSETS
Related Party Loan	234,284	262,512
TOTAL OTHER ASSETS	234,284	262,512

TOTAL ASSETS	$529,245	$331,884

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Line of Credit	$71,100	$88,392
Accounts Payable	4,045	46,113
Accruals and Other Payables	95,476	22,447
TOTAL LIABILITIES	170,621	156,952

STOCKHOLDERS' EQUITY
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 30,148,877 and 26,857,210 shares issued and outstanding)	30,149	26,857
Additional Paid-in-Capital	24,199,038	24,014,663
Accumulated Deficit	(23,870,593)	(23,866,618)
TOTAL STOCKHOLDERS' EQUITY	358,624	174,932

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$529,245	$331,884

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations

	For the years ended December 31,
	2009	2008
SALES AND COST OF SALES
Sales	$1,881,897	$1,494,872
Cost of Sales	1,094,786	781,909
Gross Profit	787,111	712,963

EXPENSES
Selling, general and administrative	68,884	179,371
Payroll Expense--Indirect Labor	598,225	521,681
Consulting and Professional Fees Expense	55,909	209,792
Consulting Expense--Stock Compensation	81,208
Depreciation	784	784
TOTAL EXPENSES	805,010	911,628

Net Income/(Loss) from Operations	(17,899)	(198,665)

OTHER INCOME/(EXPENSE)
Interest Income	5,121	3,042
Interest Expense	(8,264)	(7,106)
NET OTHER INCOME/(EXPENSE)	(3,144)	(4,064)

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	(21,044)	(202,729)

NET INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	17,068	256,497

Net Income/(Loss)	$(3,976)	$53,768

Net income/(loss) per share--basic and fully diluted
Continuing Operations	$(0.00)	$(0.01)
Discontinued Operations	$0.00	$0.01
Net income/(loss) per share	$(0.00)	$0.00
Weighted average shares outstanding--basic and fully diluted	27,828,635	25,802,841

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statements of Stockholders' Deficit

	Preferred	Preferred	Common	Common	Stock	Additional
	Shares	Stock	Shares	Stock	Subscription	Paid-in	Accumulated
	(000's)	$	(000's)	$	Receivable	Capital	Deficit
Balances, December 31, 2007	29,713	$30	25,354,210	$25,354	$136,000	$23,886,536	$(23,920,386)
Shares returned	-	-	(500,000)	(500)	(82,500)	(74,500)	-
Payments received for Stock Subscriptions	-	-	-	-	(48,500)	-	-
Reduction for Uncollectible Stock Receivable	-	-	-	-	(5,000)	(5,000)	-
Shares issued for consulting services	-	-	2,003,000	2,003	-	207,627	-
Net Income (loss)		-	-	-	-	-	53,768
Balances, December 31, 2008	29,713	$30	26,857,210	$26,857	$-	$24,014,663	$(23,866,618)
Shares issued for consulting services	-	-	2,366,667	2,367	-	159,300	-
Shares issued to employees	-	-	125,000	125		5,875	-
Shares sold	-	-	800,000	800	-	19,200	-
Net Income (loss)	-	-	-	-	-	-	(3,976)
Balances, December 31, 2009	29,713	$30	30,148,877	$30,149	$-	$24,199,038	$(23,870,593)

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	For the years ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)
From Continuing Operations	$(21,044)	$(202,729)
From Discontinued Operations	17,068	256,497
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	784	784
Value of Shares Issued for consulting/employee services	167,667	209,630
Reduction in Stock Receivable	-	7,500
Reduction in Liabilities from Discontinued Operations	(17,068)	(256,497)
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(91,415)	23,216
(Increase)/Decrease in Prepaid and Other Current Assets	(85,579)	(11,217)
Increase/(Decrease) in Accruals and Other Payables	73,029	(15,073)
Increase/(Decrease) in Accounts Payable	(25,000)	21,492
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	18,442	33,603

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in Related Party Loan	28,228	(90,106)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	28,228	(90,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	20,000	-
Proceeds Received from Payments made on Stock Subscription Receivable	-	48,500
Payments on Line of Credit	(17,292)	(10,425)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,708	38,075

NET INCREASE IN CASH AND CASH EQUIVALENTS	49,378	(18,428)

CASH AND CASH EQUIVALENTS:
Beginning of Period	27,070	45,498

End of Period	$76,448	$27,070

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$8,264	$7,106
Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Consulting Services	$89,833	$-
Stock Issued for Consulting Services/Employee Bonus	$77,834	$209,630
Return of 500,000 shares and reduction in related Stock Receivable	$-	$75,000

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity— China Print, Inc. formerly known as WorldTeq Group International, Inc. merged on September 19, 2005 with CYIOS Corporation of Washington DC. During the merger the company’s former CEO notified the public of his resignation and the assignment of a new CEO and president, Mr. Timothy Carnahan. After the merger, China Print, Inc. changed its name to CYIOS.  The consolidated financial statements of CYIOS Corporation (The Company), formerly China Print, Inc. includes its subsidiary by the same name CYIOS Corporation, in addition to CKO, Inc. and WorldTeq Corporation. The Company, through its subsidiary CYIOS Corporation does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army. The company contracts its services for single and multiple year awards to different US Army and US Government agencies. CKO Inc. owns a custom designed online office management product. The company launched this product in November of 2005 to the general public and commercial businesses. WorldTeq Corporation in the past engaged primarily in the long distance service business and during 2009 and 2008 it had no operating activity.  In December 2008, the Company filed to dissolve the WorldTeq Corporation.

Consolidation—The consolidated financial statements include the accounts of the Company and its Subsidiaries, after all eliminations of all intercompany accounts and transactions.

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

Advertising Costs—Advertising costs are expensed as incurred.  For the years ended December 31, 2009 and 2008, the company incurred $9,784 and $11,983 respectively.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  For the years ended December 31, 2009 and 2008, the following amounts by subsidiary were deemed uncollectible and written off as bad debts.  Outstanding Accounts Receivable as of December 31, 2009 was $114,596 and as of December 31, 2008 was $23,181 (CYIOS Subsidiary).

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

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

Property and Equipment—Property and equipment is stated at cost.  Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from five to seven years.  New computer equipment assets in the amount of $3,917 were purchased in 2007.  These assets will be depreciated of their estimated useful life which the Company has determined to be 5 years.  Total depreciation expense for the year ended December 31, 2009 was $784 and for the year ended December 31, 2008 was $784.

Recent Accounting Pronouncements—In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

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

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)
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

NOTE B—FINANCING FACILITY

During the year ended December 31, 2003 the Company entered into an accounts receivable financing facility for a maximum of $500,000 with an unrelated third party. Collateral for the facility is a first security interest in all corporate assets and a personal guarantee of the Company’s shareholder.  The Company pays a 2% fee for each advance and interest accrues on all advances at a floating rate, at the prime rate published in the Wall Street Journal plus 2% (7.25% at December 31, 2009).  The Company is advanced 90% of all government contract invoices. The advances are used for general corporate working capital. Residual, or holdback amounts, less fees and interest, are remitted to the Company when payments are received from the government. Substantially all of the Company’s revenue stream and accounts receivables are factored through this facility.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

NOTE C—INCOME TAXES

Due to the prior years’ operating losses and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2009 is as follows:

Total Deferred Tax Asset	$2,264,327
Valuation Allowance	(2,264,327)
Net Deferred Tax Asset	-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.  The valuation allowance increased (decreased) by $8,160 and $(18,281) in 2009 and 2008, respectively.  No tax benefits have been recorded for the nondeductible (tax) expenses (including stock for services) totaling $17,210,808.

As of December 31, 2009, the Company had federal and state net operating loss carryforwards as follows of $6,659,786 which will expire at various times through the year 2029.

NOTE D—CONCENTRATION

The Company is either a prime or sub contractor on contracts with the Information Management Support Center U.S. Army and GOMO/SLD. Loss of these contracts could have a material effect upon the Company’s financial condition and results of operations.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

NOTE E—SEGMENT REPORTING

The Company has four reportable segments—CYIOS, CYIOS Group, CKO, and WorldTeq:

Net Sales by Segment	For the Year Ended December 31, 2009
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$1,881,897	$-	$-	$1,881,897
Cost of Sales	1,094,786	-	-	1,094,786
Gross Profit	$787,111	$-	$-	$787,111

Profit/(Loss) by Segment	For the Year Ended December 31, 2009
	CYIOS	CYIOS Group	CKO	Totals
Net Operating Profit/(Loss)	$(13,119)	$2,331	$(10,256)	$(21,044)
Net (Loss)	$(13,119)	$19,399	$(10,256)	$(3,976)

Net Sales by Segment	For the Year Ended December 31, 2009
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Sales, net	$1,494,872	$-	$-	$-	$1,494,872
Cost of Sales	781,909	-	-	-	781,909
Gross Profit	$712,963	$-	$-	$-	$712,963

Profit/(Loss) by Segment	For the Year Ended December 31, 2009
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Net Operating Profit/(Loss)	$(198,072)	$(20)	$(4,637)	$-	$(202,729)
Net (Loss)	$(198,072)	$(20)	$(4,637)	$256,497	$53,768

The accounting policies used for segment reporting are the same as those described in Note A “Summary of Significant Accounting Policies”;

NOTE F—EQUITY

Common Shares

The Company is authorized to issue 100,000,000 shares of $.001 par value stock and as of December 31, 2009 the Company had 30,148,877 shares outstanding.  During 2009 and 2008, the Company issued the following shares of common stock:

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

NOTE F—EQUITY (CONT’D)

During 2009, the Company issued 3,291,667 common shares to investors, employees, and consultants.  The shares issued to the employees and consultants were issued from the Company’s 2007 Equity Incentive Plan (see Note H).  The shares issued as stock compensation were valued at the fair market value price at date of issuance.  The issuance of the shares and the value is detailed in the following table:

Month/Description of transaction	Number of shares	Price per share	Total Value

January 29, 2009	100,000	$0.05	$4,500
January 29, 2009	550,000	$0.05	$27,500
February 9, 2009	25,000	$0.06	$1,500
May 1, 2009*	100,000	$0.14	$14,000
May 13, 2009	400,000	$0.05	$20,000
October 5, 2009	1,400,000	$0.07	$98,000
October 28, 2009	316,667	$0.07	$22,167
December 17, 2009*	400,000	$-	$-
Total	3,291,667		$187,667

*These shares were sold in May 2009.

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

Preferred Shares

The Company is authorized to issue 5,000,000 shares of $.001 par value, non-voting, convertible preferred shares.  The preferred shares are convertible to common shares at a 1 to 1 ratio.  As of December 31, 2009, the Company had 29,713 preferred shares outstanding.  During 2009 and 2008, the Company did not issue any preferred shares of stock.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

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

On April 21, 2006 the Company filed a registration statement on Form S-8 with the SEC registering 3,000,000 shares of common stock for issuance upon exercise of options granted pursuant to the 2006 Plan.  As of December 31, 2009, options to acquire 1,812,300 shares of common stock were granted and exercised and there are 1,187,700 shares available for issuance under the 2006 Plan.

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

On November 29, 2007 the Company filed a registration statement on Form S-8 with the SEC registering 3,500,000 shares of common stock for issuance upon exercise of options granted and exercised pursuant to the 2007 Plan.  As of December 31, 2009, options to acquire 2,054,000 shares of common stock were granted and exercised and there are 1,210,700 shares available for issuance under the 2007 Plan.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

NOTE G—STOCK OPTIONS AND WARRANTS (CONT’D)

Outstanding stock options granted as of December 31, 2009 are as follows:

	Stock/Options	Weighted average price per share	Aggregate intrinsic value
Outstanding at December 31, 2007	2,750,000	0.18	495,000
For the year ended December 31, 2008
Granted	2,003,000	0.18	360,540
Options forfeited or expired	(335,716)	0.13	(43,643)
Options forfeited or expired	(400,000)	0.29	(116,000)
Exercised in 2008	(2,003,000)	0.18	(360,540)
Outstanding at December 31, 2008	2,014,284	0.13	261,857

For the period ended December 31, 2009
Granted	3,291,667	0.06	197,500
Options forfeited or expired	(2,014,284)	0.13	(261,857)
Exercised in 2009	(3,291,667)	0.06	(197,500)
Outstanding at December 31, 2009	-	0.13	-

Securities available for future issuance under the 2007 and 2006 plan are as follows:

Plan Category	Number of shares available for issuance
Equity compensation approved by security holders	-
3	35,700

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company has awarded stock-based compensation as restricted stock.

All of the options granted in each of the two years ended December 31, 2009 and 2008 were immediately vested upon grant and were immediately exercised upon grant too.

The weighted-average exercise prices for options outstanding at the beginning and end of the two years ended December 31, 2009 did not change.  The method used to estimate the fair value of the awards granted under the share-based payment arrangements was the value of the stock at the date the stock option was granted because on this same date the options were exercised.  The stock options granted and exercised were immediately vested.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

NOTE G—STOCK OPTIONS AND WARRANTS (CONT’D)

Compensation expense for restricted stock is recognized on the date of the grant at the closing price of the stock on the date of the grant because the options are immediately exercised on that same date

Our statement of operations for the years ended December 31, 2009 and 2008 included stock-based compensation of $167,667 and $209,630, respectively.  In 2009, $77,834 of the total $167,667 was expensed and the remaining amount is prepaid expenses in the amount of $89,833 which will be amortized over the next 33 months.  In 2008, $193,455 was expensed and the remaining amount was a prepaid amount of $9,375 that was expensed in 2009.

The Company does not have any unrecognized stock-based compensation expense at December 31, 2009.

NOTE H—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator.  Individuals who have been employed for one month and reached the age of 21 years are eligible to participate.  Employees may contribute up to the legal amount allowed by law.  The Company matches one-half of the employee’s contribution up to a maximum of 4% of the employee’s wages.  Employees are vested in the Company’s contribution 25% a year and are fully vested after four years.  The Company’s contributions for the years ended December 31, 2009 and 2008 were $13,294 and $28,371 respectively.

NOTE I—COMMITMENTS/LEASES

The Company entered into a lease agreement on July 8, 2005 for office space.  The current lease agreement is in effect from August 2009 to August 2010, and at that time is up for renewal.  Monthly fees are approximately $1,476.   The Company’s estimated future yearly minimum lease obligations are as follows:

2010	$17,700

Total rent expense for 2009 and 2008 was $17,715 and $18,189 respectively.

NOTE J—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders.  The note is payable on demand and bears 8% interest per annum.  The outstanding balance as of December 31, 2009 is $234,284.

Annual payments including principal and interest are as follows:

Year ended	Interest and principal payments

2010	$38,220
2011	38,220
2012	38,220
2013	38,220
2014	38,220
2015 and thereafter	130,564
Total principal and interest payments	$321,664

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

NOTE K—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America.  The line of credit for CKO is 10.75% interest and the line of credit for China Print, Inc. is 14.75%.  The outstanding balances of the line of credit by Subsidiary as of December 31, 2009 are as follows:

CKO	$44,729
CYIOS Group	26,371
$71,100

NOTE L—LIABILITIES OF DISCONTINUED OPERATIONS

The original amount of the accounts payables and other payables from discontinued operations was $441,670.  The amount written off in 2007 was $185,173 and the amount written off in 2008 was the $256,497.

Our basis for writing off the payables balance into income in 2008 and 2007 was based upon management’s estimation and determination that these particular amounts had fallen into one of three categories:

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

In 2009, Management wrote off an additional $17,068 in accounts payable that also pertained to amounts owed by WorldTeq Corporation to various vendors.  These amounts have been sitting on the books since 2003 and 2004 and no attempt has been made by the vendors to collect these amounts.  Management believes that like the other outstanding payables, these amounts were already paid and not written off the books prior to the merger in 2005.

The Income from Discontinued Operations was $17,068 and $202,729 for the years ended December 31, 2009 and 2008, respectively.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

NOTE L—LIABILITIES OF DISCONTINUED OPERATIONS (CONT’D)

The Company absorbed WorldTeq Corporation (a Delaware corporation) as a result of the merger in 2005.  Since that time the Company has carried the debts of WorldTeq Corporation.  Since the merger, management has determined that many of the debts outstanding had been satisfied by other subsidiaries and many other debts exceeded the State of Delaware’s rules regarding the statute of limitations for collection of outstanding debts.  According to Delaware code, title 6, section 2437A, the statute of limitations for debts classified as general written contracts is 3 years.  The Company has carried the debts for over 3 years.  Moreover, the Company plans to dissolve Worldteq since it has had no operations since 2005, the Company does not intend to continue operations in this subsidiary or business segment, and the CEO of Worldteq passed away.  Since the merger in 2005, no attempt on the part of the creditors have been made to collect these debts, so based on management’s estimate we have determined it reasonable to write them off over 2008 and 2007 as we have abandoned operations in this business segment and the Company has closed out and dissolved WorldTeq as of December 31, 2009.

NOTE M—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the years ended December 31, 2009 and 2008 are as follows:

	For the 12 months ended December 31, 2009			For the 12 Months Ended December 31, 2008
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$(3,976)			$53,768
Basic EPS
Income available to common stockholders	(3,976)	27,798,922	$(0.00)	53,768	25,744,896	$0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	(3,976)	27,828,635	$(0.00)	53,768	25,774,609	$0.00

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no events or disagreements requiring disclosure under Item 304(b) of Regulation S-B during the fiscal year ended December 31, 2009.  For additional information regarding the change in our certifying accountants, reference is made to our Current Report on Form 8-K filed on July 16, 2007.

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

Our disclosure controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in reports filed Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified and that it is accumulated and communicated to our management, including certifying officers, as appropriate to allow timely decisions regarding timely disclosure.  Our management including our certifying officer concludes that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by the report.

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

 We evaluated and assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Chief Executive Officer and Principal Financial Officer has also concluded, based on his evaluation of our controls and procedures that as of December 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Chief Executive Officer and Principal Financial Officer has also concluded that there were no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the year 2008, we became aware of the fact that the Shareholder Loan outstanding to our CEO and major shareholder is considered to be a prohibited transaction according to Section 402 of the Sarbanes-Oxley Act of 2002.  However, Section 402 does contain a grandfather clause exempting from the prohibition any loans maintained by the issuer on July 30, 2002; provided, however, that there are no material modifications to, or renewal of the terms of, such loans following that date.  A portion of the Shareholder Loan does meet the exemption rules of the grandfather clause; however, after that date additional amounts were added to the Shareholder Loan.  The Company has addressed this issue and is disclosing the matter here and has executed a new promissory note for the full amount owed to the Company of $262,512 (the original amount).  The terms of the promissory note state that the payoff of the note must be made within a reasonable amount of time and bears an interest rate of 8% per annum.  The Company will no longer make payments to the CEO or any other executive officer or director that would be classified as a loan.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of December 31, 2009.

Name	Age	Position

Timothy W. Carnahan	42	Director, Chief Executive Officer and Treasurer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities Exchange Commission.  These persons are required to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of these forms and written representations of our executive officers and directors, we believe that all Section 16(a) filing requirements were met during the fiscal year ended December 31, 2009.

Code of Ethics

We have adopted a written code of ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, or persons performing similar functions.

Audit Committee

As of the date of this annual report for the fiscal year ended December 31, 2009, we have no standing committees and our entire board of directors serves as our audit and compensation committees. Our board of directors has determined that

Item 11. Executive Compensation.

The following table sets forth all compensation awarded, paid to or earned by our Chief Executive Officer, who was our only executive officer during the fiscal year ended December 31, 2009.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total Compensation ($)

Timothy Carnahan, Chief Executive Officer	2009	$151,534	--	--	--	--	--	--	$151,534

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each of our named executive officers outstanding as of December 31, 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 25, 2010. The information in this table provides the ownership information for:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 30,148,877 shares of common stock currently outstanding and no additional shares potentially acquired within sixty days.

Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class

Timothy Carnahan	15,976,294	52.99%

All officers and directors as a group	15,976,294	52.99%

(1)	The address of each person listed is care of CYIOS Corporation, 1300 Pennsylvania Avenue, Suite 700, Washington D.C. 20004.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

Year Ended December 31,	2009			2008
	JSW & Assoc. (6)	Anderson (5)	Baum (5)	Baum (5)	Anderson(5)
Audit Fees (1)	$5,000	$-	$12,500	$27,500	$-
Audit Related Fees (2)	-	-	-	-	-
Tax Fees (3)	-	1,500	-	-	1,500
All Other Fees (4)	-	7,425	-	-	10,237
Total Accounting Fees and Services	$5,000	$8,925	$12,500	$27,500	$11,737

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
(5)
All Audit Fees are approved by our board of directors.  For the fiscal year ended December 31, 2006, Traci J. Anderson, CPA (Anderson) served as our independent accountant.  As previously disclosed in a current report on Form 8-K filed with the SEC on July 20, 2007, Ms. Anderson resigned on July 16, 2007, and we appointed Baum & Company, PA (Baum) as our new independent accountant for the fiscal year ended December 31, 2007.  For the fiscal year ended December 31, 2006, Paul Beeks, CPA (Beeks) served as our internal accountant and Mr. Beeks was replaced by Traci J. Anderson, CPA on July 16, 2007.

(6)
As disclosed in a current report on Form 8-K filed with the SEC on July 15, 2009, Baum & Company (Baum) resigned as our independent auditor, and we appointed Jewett, Schwartz, Wolfe, & Associates (JSW & Assoc.) as our new independent accountant  for the fiscal year ended December 31, 2009

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant.

PART IV

Item 15. Exhibits.

No.	Description of Exhibit

21.1	Subsidiaries of CYIOS Corporation.*

23.1	Independent Auditor’s consent

31.1	Certification of CYIOS Corporation Chief Executive Officer and Principal Financial Officer, Timothy Carnahan, required by Rule 13a-14(a) or Rule 15d-14(a), dated j.*

32.1	Certification of CYIOS Corporation Chief Executive Officer and Principal Financial Officer, Timothy Carnahan, required by Rule 13a-14(b) or Rule 15d-14(b), dated January 31, 2010.*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2010
CYIOS Corporation

	By:	/s/ Timothy W. Carnahan
Timothy W. Carnahan
President, Chief Executive Officer & Principal Financial Officer