Form 10-K/A
period 2007-12-31
CYIOS CORP
filed 2010-03-26
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission files number 000-27243

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

Common Stock, $0.001 par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

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

During the fiscal year ended December 31, 2007, cash provided by operating activities was $$83,508, consisting primarily of the Net Income of $259,800 offset by non-cash charges related to:

•	Depreciation charges of $130and value of common shares issued for services of $12,200;

•
Working capital changes of $188,622, consisting primarily of a decrease in Accounts Receivable, Other Assets in the amount of $10,984 offset by a net decrease in Payroll Taxes Payable, Accounts Payable, Liabilities of Discontinued Operations and Accrued Payroll Tax Expense in the amount of $199,606.

Cash used in investing activities for the fiscal year ended December 31, 2007 was $67,282 of which $3,917 was for the purchase of computer equipment and $63,365 was for payments made to Shareholder Loan Receivable

Cash used in financing activities for the fiscal year ended December 31, 2007 was $47,327; consisting primarily of $148,200 proceeds from the issuance of common stock offset the following:

•	An increase in Stockholder Receivable (Equity) of $130,000;

•	Proceeds from the issuance of common stock in the amount of $136,029; and

•	A payments on the borrowings on the Line of Credit in the amount of $2,162.

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

/s/ Traci J. Anderson, CPA
Traci J. Anderson, CPA
Huntersville, NC
April 13, 2007

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2007
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$45,498
Accounts Receivable	46,398
Stock Receivable	15,000
Other Current Assets	4,900
Loan to Shareholder	172,406
TOTAL CURRENT ASSETS	284,202

FIXED ASSETS
Computer Equipment	3,918
Accumulated Depreciation	(130)
TOTAL FIXED ASSETS	3,788

TOTAL ASSETS	$287,990

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Line of Credit	$98,817
Payroll Taxes Payable	9,703
Accrued Vacation Expense	27,817
Accounts Payable	24,622
Liabilities of Discontinued Operations	256,497
TOTAL LIABILITIES	417,456

STOCKHOLDERS’ DEFICIT
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized:29,713 issued and outstanding)	30
Common Stock ($.001 par value, 100,000,000 shares authorized:25,354,210 shares issued and outstanding)	25,354
Additional Paid-in-Capital	23,886,536
Stock Receivable (Equity)	(121,000)
Accumulated Deficit	(23,920,386)
TOTAL STOCKHOLDERS’ DEFICIT	(129,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$287,990

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations
For the years ended December 31, 2007 and 2006

	2007	2006
SALES AND COST OF SALES
Sales	$2,185,464	$1,705,416
Cost of Sales	1,377,856	1,280,427
Gross Profit	807,608	424,989

EXPENSES
Selling, general and administrative	140,614	305,879
Payroll Expense--Indirect Labor	532,261	273,179
Professional Fees	61,644	124,629
Bad Debt Expense	-	618,756
Loss on Worthless Stock	-	5,400
Interest	20,332	7,723
Depreciation and amortization	130	48,904
TOTAL EXPENSES	754,981	1,384,470

OTHER INCOME/(EXPENSE)
Other Income	22,000	-
Forgiveness of Debt	-	81,586
TOTAL OTHER INCOME/(EXPENSE)	22,000	81,586

Net Income/(Loss) from Continuing Operations	74,627	(877,895)

Net Income/(Loss) from Discontinued Operations	185,173	-

Net Income/(Loss)	$259,800	$(877,895)

Net income/(loss) per share--basic and fully diluted
Continuing Operations	$0.00	$(0.04)
Discontinued Operations	$0.01	$-
Net income/(loss) per share	$0.01	$(0.04)
Weighted average shares outstanding--basic and fully diluted	23,999,837	21,822,534

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$259,800	$(877,896)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	130	48,904
Accounts Receivable written off to Bad Debt Expense	-	618,756
Common Shares issued for direct labor	12,200	58,975
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	8,249	(44,935)
(Increase)/Decrease in Other Assets	2,735	21,441
Increase/(Decrease) in Liabilities of Discontinued Operations	(185,173)
Increase/(Decrease) In Payables and Accruals	(14,433)	(143,615)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	83,508	(318,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in Shareholder's Loan Receivable	(63,365)	(133,397)
Equipment Purchases	(3,917)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(67,282)	(133,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,029	502,736

Payoff of Note Payable	-	(136,692)
(Payments)/Borrowings on Line of Credit	(2,162)	61,271
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,867	427,315

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,093	(24,452)

CASH AND CASH EQUIVALENTS:
Beginning of Period	25,405	49,857

End of Period	$45,498	$25,405

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$13,344	$7,723

NON-CASH OPERATING ACTIVITIES:
Value of Common Stock issued in exchange for services	$12,200	$63,163

NON-CASH FINANCING ACTIVITIES:
(Increase)/Decrease in Stockholder Receivable (Equity)	$(130,000)	$(6,000)

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

Options outstanding and exercisable as of December 31, 2007

	Outstanding
	Number of shares	Remaining Life	Exercisable Number of Shares

Exercise Price
0.29	400,000	1 year	400,000
0.13	2,350,000	7 years	2,350,000
	2,750000		2,750,000

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE H—STOCK OPTIONS AND WARRANTS (CONT”D)

Outstanding stock options granted as of December 31, 2007 are as follows:

CYIOS Corporation, Inc.
Options and Warrants outstanding
As of December 31, 2007
	Stock/Options		Weighted average price per share	Weighted Average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2005—fullly vested	3,495,000	*	$0.18	9.00	$629,100
Year ended December 31, 2006
Granted—fully vested	1,816,300	**	$0.31		$563,053
Exercised—fully vested	(1,812,300	)**	0.31		(561,813)
Forfeited in 2006—fully vested	(145,000)		0.18		(26,100)
Outstanding at December 31, 2006	3,354,000			8.00	$604,240

For the year ended December 31, 2007
Granted—fully vested	1,974,000	**	0..07		$138,180
Exercised from 2006—fully vested	(4,000	)**	0.31		(1,240)
Forfeited in 2007—fully vested	(600,000)		0.18		(108,000)
Exercised in 2007	(1,974,000	)**	0.07		(138.810)
Outstanding at December 31, 2007	2,750,000			7	$495,000

*These shares are still options that have never been exercised.  These options were granted for services.

**Nature of services for shares issued was for consulting services.  The Company used fair market value to pay for the services rendered, for employees the Company used fair market value for option granted/exercised.

Grant dates and market prices for December 31, 2007 and 2006

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

Date	Number of Shares	Discounted Price *	Fair Value Price

4/25/2006	250,000.00	$0.38	$0.83	Services
4/25/2006	200,000.00	$0.25	$0.83	Services
4/25/2006	200,000.00	$0.25	$0.83	Services
4/28/2006	15,000.00	$0.05	$0.83	Services
5/10/2006	13,800.00	$0.75	$0.75	Employee
5/23/2006	5,000.00	$0.75	$0.76	Employee
5/23/2006	5,000.00	$0.75	$0.76	Employee
5/10/2006	3,500.00	$0.75	$0.75	Employee
5/10/2006	10,000.00	$0.75	$0.75	Employee
6/19/2006	20,000.00	$0.05	$0.60	Services
7/17/2006	15,000.00	$0.55	$0.65	Employee
7/17/2006	25,000.00	$0.55	$0.65	Employee
7/21/2006	15,000.00	$0.60	$0.65	Employee
7/21/2006	100,000.00	$0.50	$0.65	Services
7/21/2006	100,000.00	$0.50	$0.65	Services
8/21/2006	100,000.00	$0.50	$0.61	Services
8/28/2006	35,000.00	$0.05	$0.60	Services
11/9/2006	650,000.00	$0.15	$0.28	Services
11/10/2006	50,000.00	$0.05	$0.32	Services

*Some shares were offered at a discounted price off our Employee Stock Option Plan.

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

Date	Number of Shares	Discounted Price *	Fair Value Price

1/8/2007	50,000	$0.01	$0.10	Services
2/2/2007	25,000	$0.01	$0.22	Employee
2/2/2007	25,000	$0.01	$0.22	Employee
2/2/2007	50,000	$0.01	$0.22	Services
2/26/2007	25,000	$0.01	$0.20	Employee
3/20/2007	4,000	$0.05	$0.14	Employee
3/26/2007	50,000	$0.05	$0.11	Employee
4/11/2007	6,000	$0.05	$0.16	Employee
4/11/2007	50,000	$0.01	$0.16	Services
4/12/2007	20,000	$0.05	$0.15	Employee
4/12/2007	75,000	$0.01	$0.15	Employee
5/16/2007	4,000	$0.30	$0.13	Employee
5/17/2007	25,000	$0.01	$0.16	Employee
5/18/2007	50,000	$0.01	$0.14	Services
6/19/2007	50,000	$0.01	$0.28	Services
6/22/2007	15,000	$0.05	$0.23	Employee
8/13/2007	50,000	$0.01	$0.18	Services
9/11/2007	200,000	$0.01	$0.17	Services
9/13/2007	30,000	$0.15	$0.16	Employee
10/10/2007	500,000	$0.10	$0.14	Services
11/29/2007	100,000	$0.02	$0.18	Employee
11/29/2007	100,000	$0.02	$0.18	Employee
11/30/2007	50,000	$0.02	$0.17	Employee
12/26/2007	500,000	$0.15	$0.23	Services

*Some shares were offered at a discounted price off our Employee Stock Option Plan.

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

All of the options granted in each of the two years ended December 31, 2007 were immediately vested upon grant and were immediately exercised upon grant too.

The weighted-average exercise prices for options outstanding at the beginning and end of the two years ended December 31, 2007 did not change.  The method used to to estimate the fair value of the awards granted under the share-based payment arrangements was the value of the stock at the date the stock option was granted because on this same date the options were exercised.  The stock options granted and exercised were immediately vested.

Compensation expense for restricted stock is recognized on the date of the grant at the closing price of the stock on the date of the grant because the options are immediately exercised on that same date
Our statement of operations for the years ended December 31, 2007 and 2006 included stock-based compensation expense for stock options of $12,200 and $58,975, respectively.

The Company does not have any unrecognized stock-based compensation expense at December 31, 2007.

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

CYIOS CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE O—LIABILITIES OF DISCONTINUED OPERATIONS

The original amount of the accounts payables and other payables from discontinued operations was $441,670.  The amount written off in 2007 was $185,173 and the amount to be written off in 2008 is estimated to be the remaining balance of $256,497.
Our basis for taking $185,173 of the payables balance into income in 2007 was based upon management’s estimation and determination that these particular amounts had fallen into one of three categories:

1.
Some of the outstanding  accounts payable had already been paid off by one of the other subsidiaries, but were never actually written off the books of the subsidiary (Worldteq) until now.   The officers and managers of the company prior to the merger in 2005 provided the new officers and management with records that were incomplete.  After careful review, management has concoluded that some accounts outstanding had actually been paid, but not cleared off the books of the subsidiary (Worldteq).

2.
Using reasonable estimates, management determined that amounts under $1,000 were immaterial and exceeded the statute of limitations for the State of Delaware could be written-off as of December 31, 2007.

3.	The officers and management of the company prior to the merger in 2005 calculated accruals based on estimates for expenses for services that were never rendered to the company.

The Company absorbed WorldTeq Corporation (a Delaware corporation) as a result of the merger in 2005.  Since that time the Company has carried the debts of WorldTeq Corporation.  Since the merger, management has determined that many of the debts outstanding had been satisfied by other subsidiaries and many other debts exceeded the State of Delaware’s rules regarding the statute of limitations for collection of outstanding debts.  According to Delaware code, title 6, section 2437A, the statute of limitations for debts classified as general written contracts is 3 years.  The Company has carried the debts for over 3 years.  Moreover, the Company plans to dissolve Worldteq since it has had no operations since 2005, the Company does not intend to continue operations in this subsidiary or business segment, and the CEO of Worldteq passed away.  Since the merger in 2005, no attempt on the part of the creditors have been made to collect these debts, so based on management’s estimate we have determined it reasonable to write them off over 2007 and 2008 as we have abandoned operations in this business segment and we plan to close out Worldteq by the end of 2008.

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
NOTES TO AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE Q—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the years ended December 31, 2007 and 2006 are as follows:

	For the Year Ended December 31, 2007
	Income	Weighted Average Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$259,800

Basic EPS
Income available to common stockholders	259,800	23,970,133	$0.01

Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,704
Diluted EPS
Net Income/(Loss)	259,800	23,999,837	$0.01

	For the Year Ended December 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$(877,895)

Basic EPS
Income available to common stockholders	(877,895)	21,792,830	$(0.04)

Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,704
Diluted EPS
Net Income/(Loss)	(877,895)	21,822,534	$(0.04)

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

Item 8A(T). Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and Principal Financial Officer, Timothy Carnahan is responsible for establishing and maintaining our disclosure controls and procedures. The controls and procedures established by us are effective at the reasonable assurance level to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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
The Chief Executive Officer and Principal Financial Officer has also concluded, based on his evaluation of our controls and procedures that as of December 31, 2007, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Chief Executive Officer and Principal Financial Officer has also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

In December 2007, through a competitive bidding process, we were awarded a United States Army contract to build and sustain a knowledge management solution for the senior leadership of the Army. This contract is for a period of 5 years with a value of $4.6 million. We will begin to recognize revenue in January 2008.

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

3(i)(1)	Articles of Incorporation of CYIOS Corporation, dated October 11, 1997, incorporated by reference to Exhibit 2.A on Form 10-SB filed September 3, 1999.

3(i)(2)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated April 26, 1999, incorporated by reference to Exhibit 2.B on Form 10-SB filed September 3, 1999.

3(i)(3)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated November 8, 2001, incorporated by reference to Exhibit 4.3 on Form S-8 filed November 29, 2007.

3(i)(4)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated April 7, 2005, incorporated by reference to Exhibit 4.4 on Form S-8 filed November 29, 2007.

3(i)(5)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated October 21, 2005, incorporated by reference to Exhibit 4.5 on Form S-8 filed November 29, 2007.

3(i)(6)	Certificate of Designation, dated June 1, 1999.*

3(ii)(1)	Bylaws of CYIOS Corporation, dated October 15, 1999, incorporated by reference to Exhibit 2.D on Form 10-SB filed September 3, 1999.

4.1	2006 Employee Stock Option Plan, incorporated by reference to Exhibit 99.1 on Form S-8 filed April 21, 2006.

4.2	2007 Equity Incentive Plan, incorporated by reference to Exhibit 4.7 on Form S-8 filed November 29, 2007.

10.1	Navy Contract by and between CYIOS Corporation and United States Navy, dated May 2008.

14.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 on Form 10-KSB file April 20, 2004.

21.1	Subsidiaries of CYIOS Corporation.*

31.1	Certification of CYIOS Corporation Chief Executive Officer and Principal Financial Officer, Timothy Carnahan, required by Rule 13a-14(a) or Rule 15d-14(a), dated December 4, 2008.*

32.1	Certification of CYIOS Corporation Chief Executive Officer and Principal Financial Officer, Timothy Carnahan, required by Rule 13a-14(b) or Rule 15d-14(b), dated December 4, 2008.*

* Filed herewith.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

Year Ended December 31,	2007			2006
	(Baum)	(Anderson) (5)	(Beeks)	(Anderson) (5)	(Beeks)
Audit Fees (1)	$12,850	$1,500	$-	$19,500	$-
Audit Related Fees (2)	-	-	-	-	-
Tax Fees (3)	-	1,475	-	-	1,200
All Other Fees (4)	-	1,150	4,000	-	15,050
Total Accounting Fees and Services	$12,850	$4,125	$4,000	$19,500	$16,250

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

Date: March 24, 2010
CYIOS Corporation

	By:	/s/ Timothy W. Carnahan
Timothy W. Carnahan
President, Chief Executive Officer & Principal Financial Officer