Form 10-Q/A
period 2008-03-31
CYIOS CORP
filed 2010-03-26
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QA
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

☐ Yes |☒  No

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 25,557,210 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of March 31, 2008.

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Information

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q/A reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet (Unaudited)
	As of March 31, 2008	As of December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$82,858	$45,498
Accounts Receivable	10,800	46,398
Prepaid Consulting	31,916	-
Other Current Assets	9,800	4,900
TOTAL CURRENT ASSETS	135,374	96,796
OTHER ASSETS
Loan to Shareholder	211,133	172,406
TOTAL OTHER ASSETS	211,133	172,406
FIXED ASSETS
Computer Equipment	3,918	3,918
Accumulated Depreciation	(326)	(130)
TOTAL FIXED ASSETS	3,592	3,788

TOTAL ASSETS	$350,099	$272,990
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Line of Credit	$99,906	$98,817
Payroll Taxes Payable	12,674	9,703
Accrued Vacation Expense	27,817	27,817
Accounts Payable	17,068	24,622
Liabilities of Discontinued Operations	256,497	256,497
TOTAL LIABILITIES	413,962	417,456
STOCKHOLDERS' DEFICIT
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 25,557,210 and 25,354,210 shares issued and outstanding)	25,557	25,354
Additional Paid-in-Capital	23,859,633	23,886,536
Stock Subscription Receivable	(38,500)	(136,000)
Accumulated Deficit	(23,910,583)	(23,920,386)
TOTAL STOCKHOLDERS' DEFICIT	(63,863)	(144,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$350,099	$272,990

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations (Unaudited)
For the 3 months ended March 31, 2008 and 2007

	2008	2007
SALES AND COST OF SALES
Sales	$428,508	$551,565
Cost of Sales	187,961	276,173
Gross Profit	240,547	275,392

EXPENSES
Selling, general and administrative	33,575	47,287
Payroll Expense--Indirect Labor	147,035	163,873
Consulting Expense	26,801	5,153
Professional Fees	18,112	22,574
Interest	5,024	2,100
Depreciation and amortization	196	-
TOTAL EXPENSES	230,743	240,987

Net Income/(Loss) from Continuing Operations	9,804	34,405

Net income/(loss) per share--basic and fully diluted
Continuing Operations	$0.00	$0.00
Weighted average shares outstanding--basic and fully diluted	25,329,516	21,716,445

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit (Unaudited)

	Common Shares (000's)	$ Common Stock	Preferred Shares (000's)	Preferred Stock $	Additional Paid-in Capital	Retained Deficit
Balances, December 31, 2006	23,380,210	$23,380	27,913	$30	$23,740,310	$(24,180,186)
Issuance of shares	2,074,000	2,074	-	-	146,326	-
Shares cancelled	(100,000)	(100)	-	-	(100)	-
Net Income (loss) for the year	-	-	-	-	-	259,800
Balances, December 31, 2007	25,354,210	$25,354	27,913	$30	$23,886,536	$(23,920,386)
Shares returned	(500,000)	(500)	-	-	(74,500)	-
Shares issued	53,000	53	-	-	5,247	-
Shares issued for consulting services	650,000	650	-	-	42,350	-
Net Income (loss) for the 1st quarter	-	-	-	-	-	9,803
Balances, March 31, 2008	25,557,210	25,557	27,913	30	23,859,633	(23,910,583)

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2008 and 2007
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$9,803	$34,405
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	196	-
Value of Shares Issued for consulting services	11,084	-
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	35,598	21,206
(Increase)/Decrease in Other Assets	(4,900)	14,063
Increase/(Decrease) In Taxes Payable	-	(191)
Increase/(Decrease) In Payroll Taxes Payable	2,971	-
Increase/(Decrease) in Accounts Payable	(7,554)	(12,242)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	47,198	57,241

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in Shareholder's Loan Receivable	(38,727)	(30,004)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(38,727)	(30,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	5,300	8,236
Payments received on Stock Subscription Receivable	22,500	-
Borrowings on Line of Credit	1,089	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	28,889	8,236

NET INCREASE IN CASH AND
CASH EQUIVALENTS	37,360	35,473

CASH AND CASH EQUIVALENTS:
Beginning of Period	45,498	25,305

End of Period	$82,858	$60,778

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$5,024	$2,100
Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Consulting Services	$43,000	$-
Return of 500,000 shares and reduction in related Stock Receivable	$75,000

The accompanying notes are an integral part of these unaudited financial statements

CYIOS CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(Unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim financial statements and summarized notes included herein were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in CYIOS Corporations 1010-K/A filed March 31, 2008. These interim financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results

USE OF ESTIMATES

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

Outstanding stock options and warrants as of March 31, 2008 are as follows:

CYIOS Corporation, Inc.
Options and Warrants outstanding
As of March 31, 2008
	Options	Weighted average price per share	Weighted Average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2006	3,354,000	$0.18	8.00	$603,720
For the year ended December 31, 2007
Granted	1,974,000	0.26		513,240
Exercised from 2006	(4,000)	0.18		(720)
Forfeited in 2007	(600,000)	0.18		(108,000)
Exercised in 2007	(1,974,000)	0.26		(513,240)
Outstanding at December 31, 2007	2,750,000		7.00	495,000

For the period ended March 31, 2008
Granted	703,000	0.08		52,725
Forfeited as of March 31, 2008	(183,929)	0.18		(33,107)
Exercised in 2008	(703,000)	0.08		(52,725)
Outstanding at March 31, 2008	2,566,071		6.75	461,893

Vesting stock award activity for the 1st quarter ended
March 31, 2008 is as follows:

	Shares of stock under stock awards	Weighted average grant-date fair value
Unvested at December 31, 2006	4,000	0.18
Awards granted	1,974,000	0.26
Awards forfeited	-
Awards vested	(1,978,000)	0.26
Unvested at December 31, 2007	-
Awards granted	703,000	0.08
Awards forfeited	-	-
Awards vested	(703,000)	0.08
Unvested at March 31, 2008	-

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
$12,674

NOTE H—LIABILITIES OF DISCONTINUED OPERATIONS

The original amount of the accounts payables and other payables from discontinued operations was $441,670.  The amount written off in 2007 was $185,173.

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

NOTE J—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the 3 months ended March 31, 2008 and 2007 are as follows:

	For the 3 months ended March 31, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Income/(Loss)	$79,109
Basic EPS
Income available to common stockholders	79,109	25,299,803	$0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713
Diluted EPS
Net Income/(Loss)	79,109	25,329,516	$0.00

	For the 3 Months Ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Income/(Loss)	$34,405
Basic EPS
Income available to common stockholders	34,405	21,686,732	$0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713
Diluted EPS
Net Income/(Loss)	34,405	21,716,445	$0.00

NOTE K—GOING CONCERN

During 2007, we had a net income of $259,800, a net deficiency of $23,920,386 and a net working capital deficit of $133,254.  For the three months ended March 31, 2008, we showed a net profit of $79,108 as compared to a net profit of $34,405 for the same period in 2007.

Management believes that actions presently being taken to raise equity capital, seek strategic relationships and alliances, and build its marketing efforts to generate positive cash flow provide the means for us to continue as a going concern.  The unaudited financial statements included with this 10-Q/A do not include any adjustments that might result from the outcome of this uncertainty.

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

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include risks and uncertainties set forth under the heading “Risk Factors” and elsewhere in this Form 10-Q/A.

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

During the quarter ended March 31, 2008, cash provided by operating activities was $47,198, consisting primarily of the net income for the quarter of $ 9,803 offset by non-cash charges to:

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

"Summary of Significant Accounting Policies" in this Quarterly Report on Form 10-Q/A and the Notes to Consolidated Financial Statements in our Annual Report on Form 1010-K/A for the fiscal year ended December 31, 2007.

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

Item 4. Controls and Procedures

Quarterly Evaluation of Controls.  As of the end of the period covered by this quarterly report on Form 10-Q/A, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"), as defined  in Rules 13a -15(e) and 15d – 15(e) under the Exchange Act. This evaluation (“Evaluation”) was performed by our Chairman, Chief Executive Officer, and Principal Financial Officer Timothy Carnahan.  In this section, we present the conclusions of our CEO AND PRINCIPAL FINANCIAL OFFICER as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

CEO and Principal Financial Officer Certifications.  Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and Principal Financial Officer, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d–14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d–14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d–14(a) Certifications for a more complete understanding of the topic presented.

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

Scope of the Evaluation. The CEO and Principal Financial Officer's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q/A and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary.  Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions.  Based upon the Evaluation, our Disclosure Controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and Principal Financial Officer has concluded that as of the quarter ended March 31, 2008  our Disclosure Controls and procedures are effective at that reasonable assurance level to ensure that information required to be disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our CEO and Principal Financial Officer within the time periods specified in the Commision’s rules and forms. Additionally, there has been no change in our internal controls, (as defined  in Rules 13a -15(f) and 15d – 15(f) under the Exchange Act), over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

RISK FACTORS

Our business entails a significant degree of risk and uncertainty, and an investment in our securities should be considered highly speculative. What follows is a general description of the material risks and uncertainties, which may adversely affect our business, our financial condition, including liquidity and profitability, and our results of operations, ultimately affecting the value of an investment in shares of our common stock. In addition to other information contained in this Form 10-Q/A, you should carefully consider the following cautionary statements and risk factors:

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

None to report

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

Not Applicable

Item 6. Exhibits.

The exhibits to this form are listed in the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYIOS Corporation.
(Registrant)

/s/ Timothy Carnahan
Date: March 24, 2010	Timothy Carnahan
Chairman of the Board , Chief Executive Officer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) of Timothy Carnahan, Chairman of the Board, Chief Executive Officer, and Principal Financial Officer.*

32	Certification of Chairman, Chief Executive Officer, and Principal Financial Officer furnished pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*filed herein