Form 10-Q/A
period 2008-06-30
CYIOS CORP
filed 2010-03-26
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet (Unaudited)

	As of June 30, 2008	As of December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$57,336	$45,498
Accounts Receivable	7,664	46,398
Prepaid and Other Current Assets	36,549	4,900
TOTAL CURRENT ASSETS	101,550	96,796

OTHER ASSETS
Loan to Shareholder	232,880	172,406
TOTAL OTHER ASSETS	232,880	172,406

FIXED ASSETS, NET	3,396	3,788

TOTAL ASSETS	$337,826	$272,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Line of Credit	$96,703	$98,817
Accruals and Other Payables	71,686	37,520
Accounts Payable	27,068	24,622
Liabilities of Discontinued Operations	256,497	256,497
TOTAL LIABILITIES	451,954	417,456

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 25,857,210 and 25,354,210 shares issued and outstanding)	25,857	25,354
Additional Paid-in-Capital	23,885,833	23,886,536
Stock Subscription Receivable	(38,500)	(136,000)
Accumulated Deficit	(23,987,349)	(23,920,386)
TOTAL STOCKHOLDERS' DEFICIT	(114,128)	(144,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$337,826	$272,990

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations (Unaudited)

	Three Months ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
SALES AND COST OF SALES
Sales	$353,057	$600,601	$781,565	$1,166,619
Cost of Sales	220,562	334,432	408,523	614,247
Gross Profit	132,495	266,169	373,042	552,372

EXPENSES
Selling, general and administrative	33,665	39,399	55,939	99,825
Payroll Expense--Indirect Labor	134,676	170,747	281,711	330,787
Consulting Expense	13,930	6,050	53,231	11,204
Professional Fees	8,050	21,989	44,707	44,562
Interest	1,131	8,738	4,957	13,344
Depreciation and amortization	196	-	392	-
TOTAL EXPENSES	191,648	246,923	440,937	499,722

Net Income/(Loss) from Operations	(59,154)	19,246	(67,895)	52,650

OTHER INCOME/(EXPENSE)
Interest Income	933	-	933	-
NET OTHER INCOME/(EXPENSE)	933	-	933	-

NET INCOME/(LOSS) FROM CONTINUED OPERATIONS	(58,221)	19,246	(66,963)	52,650

Net income/(loss) per share--basic and fully diluted
Continuing Operations	$(0.00)	$0.00	$(0.00)	$0.00
Net income/(loss) per share	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding--basic and fully diluted	25,648,968	23,774,880	25,688,122	23,616,972

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit (Unaudited)

	Common Shares (000's)	Common Stock $	Preferred Shares (000's)	Preferred Stock $	Additional Paid-in Capital	Accumulated Deficit
Balances, December 31, 2006	23,380,210	$23,380	29,713	$30	$23,740,310	$(24,180,186)
Issuance of shares	2,074,000	2,074	-	-	146,326	-
Shares cancelled	(100,000)	(100)	-	-	(100)	-
Net Income (loss) for the year	-	-	-	-	-	259,800
Balances, December 31, 2007	25,354,210	$25,354	29,713	$30	$23,886,536	$(23,920,386)
Shares returned	(500,000)	(500)	-	-	(74,500)	-
Shares issued	53,000	53	-	-	5,247	-
Shares issued for consulting services	950,000	950	-	-	68,550	-
Net Income (loss)	-	-	-	-	-	(66,963)
Balances, June 30, 2008	25,857,210	25,857	29,713	30	23,885,833	(23,987,349)

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$(66,963)	$52,650
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	392	-
Value of Shares Issued for consulting services	37,583	4,243
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	38,734	2,606
(Increase)/Decrease in Prepaid and Other Current Assets	267	12,513
Increase/(Decrease) in Accruals and Other Payables	34,166	7,570
Increase/(Decrease) in Accounts Payable	2,446	(794)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	46,626	78,788

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in Shareholders' Loan Receivable	(60,474)	(55,952)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(60,474)	(55,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	5,300	2,000
(Increase)/Decrease in Stock Subscription Receivable	22,500	-
Increase/(Decrease) in borrowings on Line of Credit	(2,114)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	25,686	2,000

NET INCREASE IN CASH AND
CASH EQUIVALENTS	11,838	24,836

CASH AND CASH EQUIVALENTS:
Beginning of Period	45,498	25,305

End of Period	$57,336	$50,141

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$4,957	$13,344
Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Consulting Services	$68,000	$-
Return of 500,000 shares and reduction in related Stock Receivable	$75,000	$-

The accompanying notes are an integral part of these unaudited financial statements

CYIOS CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

(Unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim financial statements and summarized notes included herein were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in CYIOS Corporations 10-K/A filed March 24, 2010. These interim financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results

USE OF ESTIMATES

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

STOCK OPTIONS AND WARRANTS (CONT’D)

Outstanding stock options and warrants as of June 30, 2008 are as follows:

CYIOS Corporation, Inc.
Options and Warrants outstanding
As of June 30, 2008
	Options	Weighted average price per share	Weighted Average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2006	3,354,000	0.18	8.00	$603,720
For the year ended December 31, 2007
Option granted	1,974,000	0.26		513,240
Options exercised from 2006	(4,000)	0.18		(720)
Options Forfeited or forfeited in 2007	(600,000)	0.18		(108,000)
Options exercised in 2007	(1,974,000)	0.26		(513,240)
Outstanding at December 31, 2006	2,750,000		7.00	495,000

For the period ended June 30, 2008
Granted	1,003,000	0.08		75,225
Forfeited as of June 30, 2008	(367,857)	0.18		(66,214)
Exercised in 2008	(1,003,000)	0.08		(80,240)
Outstanding at June 30, 2008	2,382,143		6.50	423,771

Vesting stock award activity for the 2nd quarter ended
June 30, 2008 is as follows:

	Shares of stock under stock awards	Weighted average grant-date fair value
Unvested at December 31, 2006	4,000	0.18
Awards granted	1,974,000	0.26
Awards forfeited	-
Awards vested	(1,978,000)	0.26
Unvested at December 31, 2007	-
Awards granted	1,003,000	0.08
Awards forfeited	-	-
Awards vested	(1,003,000)	0.08
Unvested at June 30, 2008	-

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
$9,368

NOTE J—LIABILITIES OF DISCONTINUED OPERATIONS

The Company absorbed WorldTeq Corporation (a Delaware corporation) as a result of the merger in 2005.  Since that time the Company has carried the debts of WorldTeq Corporation.  Since the merger, management has determined that many of the debts outstanding had been satisfied by other subsidiaries and many other debts exceeded the State of Delaware’s rules regarding the statute of limitations for collection of outstanding debts.  According to Delaware code, title 6, section 2437A, the statute of limitations for debts classified as general written contracts is 3 years.  The Company has carried the debts for over 3 years.  Moreover, the Company plans to dissolve Worldteq since it has had no operations since 2005 and the CEO of Worldteq passed away.  Since the merger in 2005, no attempt on the part of the creditors have been made to collect these debts

NOTE K—STOCK SUBSCRIPTION RECEIVABLE

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

During the six months June 30, 2008, cash provided by operating activities was $46,626, consisting primarily of the net loss for the six months ended June 30, 2008 of $ 66,963 offset by non-cash charges to:

•	Depreciation charges of $392;
•	Stock based compensation in the amount of $37,583;
•
Working capital changes of $75,614, consisting of a net decrease of $39,001 in Accounts Receivable and Other Assets and a net increase of $36,612 in Accrued Expenses, Payroll Taxes Payable, and Accounts Payable.

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
Chairman of the Board
Chief Executive Officer and
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Timothy Carnahan, Chairman, Chief Executive Officer and Principal Financial Officer*

32	Certification of Chairman, Chief Executive Officer, and Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herein