Form 10-Q/A
period 2008-09-30
CYIOS CORP
filed 2010-03-26
CIK 1091566

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

During the nine months September 30, 2008, cash provided by operating activities was $6,380, consisting primarily of the net loss for the nine months ended September 30, 2008 of $118,907 offset by non-cash charges to:

●	Depreciation charges of $588;
●	Stock based compensation in the amount of $64,625;
●	Reduction in Stock Receivable of $7,500;
●
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

Financing activities for the nine months ended September 30, 2008 provided cash in the amount of $46,216, consisting of proceeds from the sale of stock in the amount of $5,300 offset by:

●	Proceeds from the Stockholder Receivable in the amount of $48,500;
●	Payments made on the borrowing on the Line of Credit in the amount of $7,584.

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

Conclusions.  Based upon the Evaluation, our Disclosure Controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and Principal Financial Officer has concluded that as of the quarter ended September 30, 2008 our Disclosure Controls and procedures are effective at that reasonable assurance level to ensure that information required to be disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our CEO and Principal Financial Officer within the time periods specified in the Commision’s rules and forms. Additionally, there has been no change in our internal controls, (as defined  in Rules 13a -15(f) and 15d – 15(f) under the Exchange Act), over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

Federal government contracts are highly regulated and federal laws and regulations require that our contracts contain certain provisions which allow the federal government to, among other things:

●	terminate current contracts at any time for the convenience of the government, provided such termination is made in good faith;

●	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

●	curtail or modify current contracts if requirements or budgetary constraints change; and

●	Adjust contract costs and fees on the basis of audits done by its agencies.

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

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our customers. Such laws and regulations may potentially impose added costs on our business and our failure to comply with applicable laws and regulations may lead to penalties and the termination of our federal government contracts. Some significant regulations that affect us include:

●	the Federal Acquisition Regulations and their supplements, which regulate the formation, administration and performance of federal government contracts;

●	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations; and

●	The Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts.

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

Since our common stock is thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

●	the trading volume of our shares;

●	the number of securities analysts, market-makers and brokers following our common stock;

●	changes in, or failure to achieve, financial estimates by securities analysts;

●	new products or services introduced or announced by us or our competitors;

●	actual or anticipated variations in quarterly operating results;

●	conditions or trends in our business industries;

●	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	additions or departures of key personnel;

●	sales of our common stock; and

●	General stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

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

Our common stock is considered a “penny stock,” which generally is a stock trading under $5.00 and not registered on a national securities exchange or quoted on the NASDAQ National Market. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. These rules generally have the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares once acquired. Prior to a transaction in a penny stock, a broker-dealer is required to:

●	deliver to a prospective investor a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;

●	provide the prospective investor with current bid and ask quotations for the penny stock;

●	explain to the prospective investor the compensation of the broker-dealer and its salesperson in the transaction;

●	provide investors monthly account statements showing the market value of each penny stock held in the their account; and

●	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

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
Chairman of the Board,
Chief Executive Officer, and
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Timothy Carnahan, Chairman, Chief Executive Officer, and Principal Financial Officer.*

32	Certification of Chariman, Chief Executive Officer, Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herein