Form 10-Q/A
period 2009-03-31
CYIOS CORP
filed 2010-03-26
CIK 1091566

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

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet (Unaudited)

	As of	As of
	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$7,232	$27,070
Accounts Receivable	127,236	23,181
Prepaid and Other Current Assets	30,507	16,117
TOTAL CURRENT ASSETS	164,975	66,368

FIXED ASSETS, NET	2,808	3,004

OTHER ASSETS
Related Party Loan	242,294	262,512
TOTAL OTHER ASSETS	242,294	262,512

TOTAL ASSETS	$410,077	$331,884

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Line of Credit	$88,793	$88,392
Accounts Payable	55,718	46,113
Accruals and Other Payables	71,971	22,447
TOTAL LIABILITIES	216,482	156,952

STOCKHOLDERS' DEFICIT
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 27,532,210 and 26,857,210 shares issued and outstanding)	27,532	26,857
Additional Paid-in-Capital	24,047,488	24,014,663
Accumulated Deficit	(23,881,455)	(23,866,618)
TOTAL STOCKHOLDERS' DEFICIT	198,595	174,932

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$410,077	$331,884

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations (Unaudited)

	Three Months Ended March 31,
	2009	2008
SALES AND COST OF SALES
Sales	$374,923	$428,508
Cost of Sales	218,508	187,961
Gross Profit	156,415	240,547

EXPENSES
Selling, general and administrative	17,869	33,575
Payroll Expense--Indirect Labor	116,933	147,035
Consulting and Professional Fees Expense	32,656	44,913
Depreciation	196	196
TOTAL EXPENSES	167,654	225,719

Net Income/(Loss) from Operations	(11,239)	14,828

OTHER INCOME/(EXPENSE)
Interest Income	1,266	-
Interest Expense	(4,864)	(5,024)
NET OTHER INCOME/(EXPENSE)	(3,598)	(5,024)

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS)	(14,837)	9,804

Net income/(loss) per share--basic and fully diluted	$(0.00)	$0.00
Weighted average shares outstanding--basic and fully diluted	27,041,239	25,329,516

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit (Unaudited)

	Preferred	Preferred	Common	Common	Stock	Additional
	Shares	Stock	Shares	Stock	Subscription	Paid-in	Accumulated
	(000's)		$(000's)	$	Receivable	Capital	Deficit
Balances, December 31, 2007	29,713	$30	25,354,210	$25,354	$136,000	$23,886,536	$(23,920,386)
Shares returned	-	-	(500,000)	(500)	(82,500)	(74,500)	-
Payments received for Stock Subscriptions	-	-	-	-	(48,500)	-	-
Reduction for Uncollectible Stock Receivable	-	-	-	-	(5,000)	(5,000)	-
Shares issued for consulting services	-	-	2,003,000	2,003	-	207,627	-
Net Income (loss)		-	-	-	-	-	53,768
Balances, December 31, 2008	29,713	$30	26,857,210	$26,857	$-	$24,014,663	$(23,866,618)
Shares issued for consulting services	-	-	675,000	675	-	32,825	-
Net Income (loss)	-	-	-	-	-	-	(14,837)
Balances, March 31, 2009	29,713	$30	27,532,210	$27,532	$-	$24,047,488	$(23,881,455)

The accompanying notes are an integral part of these unaudited financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$(14,837)	$9,803
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	196	196
Value of Shares Issued for consulting/employee services	33,500	43,000
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(104,055)	35,598
(Increase)/Decrease in Prepaid and Other Current Assets	(14,390)	(36,816)
Increase/(Decrease) in Accruals and Other Payables	49,524	2,971
Increase/(Decrease) in Accounts Payable	9,605	(7,554)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(40,457)	47,198

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in Related Party Loan	20,218	(38,727)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	20,218	(38,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	-	5,300
Proceeds Received from Payments made on Stock Subscription Receivable	-	22,500
Proceeds Received from Draw on Line of Credit	401	1,089
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	401	28,889

NET INCREASE IN CASH AND CASH EQUIVALENTS	(19,838)	37,360

CASH AND CASH EQUIVALENTS:
Beginning of Period	27,070	45,498

End of Period	$7,232	$82,858

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$4,864	$5,024
Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Consulting Services	$27,500	$43,000
Stock Issued for Employee Services	$6,000
Return of 500,000 shares and reduction in related Stock Receivable	$-	$75,000

The accompanying notes are an integral part of these unaudited financial statements

CYIOS CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

(Unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim financial statements and summarized notes included herein were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in CYIOS Corporations 10-KSB filed April 15, 2009. These interim financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results

USE OF ESTIMATES

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

NOTE B—GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a net loss of $14,837 and a deficit accumulated $23,881,455 at March 31, 2009.

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

NOTE C—INCOME TAXES (CONT’D)

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

NOTE E—SEGMENT REPORTING

Net sales and Profit/ (Loss) by Segment for the three months ended March 31, 2009 are broken down as follows:

Net Sales by Segment	For the Three Months Ended March 31, 2009
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$374,923	$-	$-	$374,923
Cost of Sales	218,508	-	-	218,508
Gross Profit	$156,415	$-	$-	$156,415

Profit/(Loss) by Segment	For the Three Months Ended March 31, 2009
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$(9,999)	$(349)	$(4,489)	$(14,837)

Net sales and Profit/ (Loss) by Segment for the three months ended March 31, 2008 are broken down as follows:

Net Sales by Segment	For the Three Months Ended March 31, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Sales, net	$428,508	$-	$-	$-	$428,508
Cost of Sales	187,961	-	-	-	187,961
Gross Profit	$240,547	$-	$-	$-	$240,547

Profit/(Loss) by Segment	For the Three Months Ended March 31, 2008
	CYIOS	CYIOS Group	CKO	WorldTeq	Totals
Net Operating Profit/(Loss)	$13,499	$-	$(3,695)	$-	$9,804

NOTE F—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator.  Individuals who have been employed for one month and reached the age of 21 years are eligible to participate.  Employees may contribute up to the legal amount allowed by law.  The Company matches one-half of the employee’s contribution up to a maximum of 4% of the employee’s wages.  Employees are vested in the Company’s contribution 25% a year and are fully vested after four years.  The Company’s contributions for the three months ended March 31, 2009 and 2007 were $1,597 and $7,252 respectively.

NOTE G—COMMITMENTS/LEASES

The Company entered into a lease agreement on July 8, 2005 for office space.  The current lease agreement is in effect from August 2008 to August 2009, and at that time is up for renewal.  Monthly fees are $1,040.

Total rent expense for the three months ended March 31, 2009 and 2007 was $4,433 and $4,542 respectively.

NOTE H—RELATED PARTIES

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

NOTE I—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the three months ended March 31, 2009 and 2008 are as follows:

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the nine months ended March 31, 2009 and 2008 are as follows:

	For the 3 months ended March 31, 2009			For the 3 Months Ended March 31, 2008
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$(14,837)			$9,804
Basic EPS
Income available to common stockholders	(14,837)	27,011,526	$(0.00)	9,804	25,299,803	$0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	$(14,837)	27,041,239	$(0.00)	$9,804	25,329,516	$0.00

NOTE J—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America.  The line of credit for CKO is 10.75% interest and the line of credit for CYIOS Group is 14.75%.  The outstanding balances of the line of credit by Subsidiary as of March 31, 2009 are as follows:

CKO	$49,743
China Print	39,050
$88,793

NOTE K—PREPAIDS

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

RECENT DEVELOPMENTS

We’ve started billing on our new DHS contract and show an increase in revenue for the 1QTR. As expected and mentioned in our press release, we’ll see much more of an increase in 2QTR 2009. We are working with investors on a possible private placement but nothing final at this time. We have many bids out waiting for award in 2QTR. We work closely with our partners (see www.cyios.com) and they are announcing news in 2QTR about new business.

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

Net Income/(Loss) from Operations:  Net loss for the 1st quarter ended March 31, 2009 was $14,837 as compared to a net income of $9,804 for the 1st quarter ended March 31, 2008—a decline of $24,641.  The decline is primarily due to the fact that direct labor costs were higher for the 1st quarter ended March 31, 2009 as compared to the same quarter for 2008; and sales were lower for the 1st quarter ended March 31, 2009 as compared to the same quarter for 2008.  We have won new contracts which will result in additional sales for the 2nd, 3rd, and 4th quarters of 2009, so we should began to make a profit as 2009 progresses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity:  At March 31, 2009, CYIOS had cash and cash equivalents of $7,232, compared with $27,070 at December 31, 2008, a decrease of $19,838.

During the three months March 31, 2009, cash used in operating activities was $40,457, consisting primarily of the net loss for the three months ended March 31, 2009 of $14,837 offset by non-cash charges to:

•	Depreciation charges of $196;
•	Stock based compensation in the amount of $33,500;
•
Working capital changes of $59,316, consisting of a net increase of $118,445 in Accounts Receivable and Other Assets and a net increase of $59,129 in Accrued Expenses, Payroll Taxes Payable, and Accounts Payable.

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

Conclusions.  Based upon the Evaluation, our Disclosure Controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO has concluded that as of March 31, 2009 our Disclosure Controls and procedures are effective at that reasonable assurance level to ensure that information required to be disclosed in our reports is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our CEO and Principal Financial Officer within the time periods specified in the Commision’s rules and forms  Additionally, there has been no change in our internal controls, (as defined  in Rules 13a -15(f) and 15d – 15(f) under the Exchange Act), over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the 2nd quarter ended March 31, 2009, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future.

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
Chairman of the Board and
Chief Executive Officer,
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Timothy Carnahan, Chairman,Chief Executive Officer and Principal Financial Officer*

32	Certification of Chairman, Chief Executive Officer, and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herein