Form 10-Q/A
period 2009-09-30
CYIOS CORP
filed 2010-03-26
CIK 1091566

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

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our 3rd fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15 promulgated under the Exchange Act as of September 30, 2009.  Our disclosure controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in reports filed Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified and that it is accumulated and communicated to our management, including certifying officers, as appropriate to allow timely decisions regarding timely disclosure.  Our management including our certifying officer concludes that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by the report.

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

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the 4th  quarter ended September 30, 2009, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future.

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

CYIOS Corporation
(Registrant)

Date: March 24, 2010	/s/ Timothy Carnahan
Timothy Carnahan
Chairman of the Board,
Chief Executive Officer and
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Timothy Carnahan, Chairman, Chief Executive Officer and Principal Financial Officer.*

32	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herein