Form 10-Q
period 2010-03-31
CYIOS CORP
filed 2010-05-17
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2010
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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 35,698,877 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of March 31, 2010.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Information

In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-Q reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet

	As of	As of
	March 31,	December 31,
	2010--(unaudited)	2009--(audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$31,961	$76,448
Accounts Receivable	169,160	114,596
Prepaid and Other Current Assets	112,837	101,697
TOTAL CURRENT ASSETS	313,958	292,741

FIXED ASSETS, NET	2,024	2,220

OTHER ASSETS
Related Party Loan	234,284	234,284
TOTAL OTHER ASSETS	234,284	234,284

TOTAL ASSETS	$550,266	$529,245

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Line of Credit	$66,273	$71,100
Convertible Note Payable	50,000	-
Accruals and Other Payables	101,800	99,521
TOTAL LIABILITIES	218,073	170,621

STOCKHOLDERS' EQUITY
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 35,698,877 and 30,148,877 shares issued and outstanding)	35,699	30,149
Additional Paid-in-Capital	24,567,488	24,199,038
Accumulated Deficit	(24,271,024)	(23,870,593)
TOTAL STOCKHOLDERS' EQUITY	332,193	358,624

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$550,266	$529,245

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations--(unaudited)

	For the three months ended March 31,
	2010	2009
SALES AND COST OF SALES
Sales	$446,276	$374,923
Cost of Sales	266,299	218,508
Gross Profit	179,977	156,415

EXPENSES
Selling, general and administrative	28,254	17,869
Payroll Expense--Indirect Labor	158,070	110,933
Consulting and Professional Fees Expense	28,380	5,156
Payroll Expense--Stock Compensation	350,000	6,000
Consulting Expense--Stock Compensation	14,167	27,500
Depreciation	196	196
TOTAL EXPENSES	579,067	167,654

Net Income/(Loss) from Operations	(399,090)	(11,239)

OTHER INCOME/(EXPENSE)
Interest Income	1,307	1,266
Interest Expense	(2,647)	(4,864)
NET OTHER INCOME/(EXPENSE)	(1,340)	(3,598)

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	(400,430)	(14,837)

Net Income/(Loss)	$(400,430)	$(14,837)

Net income/(loss) per share--basic and fully diluted
Net income/(loss) per share	$(0.01)	$(0.00)
Weighted average shares outstanding--basic and fully diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity

	Preferred Shares (000's)	Preferred Stock $	Common Shares (000's)	Common Stock $	Additional Paid-in Capital	Accumulated Deficit
Balances, December 31, 2008	29,713	$30	26,857,210	$26,857	$24,014,663	$(23,866,618)
Shares issued for consulting services	-	-	2,366,667	2,367	159,300	-
Shares issued to employees	-	-	125,000	125	5,875	-
Shares sold	-	-	800,000	800	19,200	-
Net Income (loss)		-	-	-	-	(3,976)
Balances, December 31, 2009	29,713	$30	30,148,877	$30,149	$24,199,038	$(23,870,594)
Shares issued for consulting services	-	-	550,000	550	23,450	-
Shares issued to executive officer as a bonus	-	-	5,000,000	5,000	345,000	-
Net Income (loss)	-	-	-	-	-	(400,430)
Balances, March 31, 2010	29,713	$30	35,698,877	$35,699	$24,567,488	$(24,271,024)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the years ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)
From Continuing Operations	$(400,430)	$(14,837)
Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Depreciation	196	196
Value of Shares Issued for consulting/employee services	356,000	33,500
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(54,564)	(104,055)
(Increase)/Decrease in Prepaid and Other Current Assets	6,859	(14,390)
Increase/(Decrease) in Accruals and Other Payables	6,324	49,524
Increase/(Decrease) in Accounts Payable	(4,045)	9,605
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(89,660)	(40,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in Related Party Loan	-	20,218
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	20,218

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	-	-
Proceeds Received from Payments made on Stock Subscription Receivable	-	-
Proceeds from Issuance of Convertible Note Payable	50,000	-
Principal Payments Made on line of Credit	(4,827)	-
Proceeds Received from Draw on Line of Credit	-	401
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	45,173	401

NET INCREASE IN CASH AND
CASH EQUIVALENTS	(44,487)	(19,838)

CASH AND CASH EQUIVALENTS:
Beginning of Period	76,448	27,070

End of Period	$31,961	$7,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$2,647	$4,864
Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Consulting Services	$18,000	$27,500
Stock Issued for Consulting Services/Employee Bonus	$356,000	$6,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

(Unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim consolidated financial statements and summarized notes included herein were prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these consolidated financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in CYIOS Corporations 10-K filed April 15, 2009. These interim consolidated financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of five to seven years.  Depreciation expense was $196 and $196 respectively for the three months ended March 31, 2010 and 2009.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred.  For the three months ended March 31, 2010 and 2009, the company incurred advertising expense of $3,254 and $2,684 respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements:  In January 2010, the FASB issued ASU 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events:  In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

Other ASUs not effective until after March 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

ACCOUNTS RECEIVABLE

Accounts deemed uncollectible are written off in the year they become uncollectible.  As of March 31, 2010, the Accounts Receivable balance was $169,160 and the amount deemed uncollectible was $0.

PREFERRED STOCK

As of March 31, 2010, the outstanding preferred stock is 29,713.

COMMON STOCK

The following table recaps the capital account transactions occurring during the 1st quarter of 2010:

Month/Description of transaction	Number of shares	Price per share	Total Value

March--Stock issued to Executive Officer as bonus	5,000,000	$0.07	$350,000
March--Stock issued for Consulting Services	100,000	$0.06	$6,000
March--Stock issued for Consulting Services	450,000	$0.04	$18,000
Total	5,550,000		$374,000

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

STOCK OPTIONS AND WARRANTS (CONT’D)

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

Outstanding stock options and warrants as of March 31, 2010 are as follows:

	Stock/Options	Weighted average price per share	Aggregate intrinsic value
Outstanding at December 31, 2008	2,014,284	0.13	261,857

For the year ended December 31, 2009
Granted	3,291,667	0.06	197,500
Options forfeited or expired	(2,014,284)	0.13	(261,857)
Exercised in 2009	(3,291,667)	0.06	(197,500)
Outstanding at December 31, 2009	-	0.13	-

For the period ended March 31, 2010
Granted	-	-	-
Exercised in the first quarter 2010	-	-	-
Outstanding at March 31, 2010	-	-	-

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

NOTE B—INCOME TAXES (CONT’D)

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the year ended December 31, 2009 is as follows:

	2009	2008
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.  The valuation allowance increased (decreased) by $1,352 and $(18,281) in 2009 and 2008, respectively.  No tax benefits have been recorded for the nondeductible (tax) expenses (including stock for services) totaling $17,210,808.

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

NOTE D—SEGMENT REPORTING

Net sales and Profit/ (Loss) by Segment for the three months ended March 31, 2010 and 2009 are broken down as follows:

Net Sales by Segment	For the 3 months ended March 31, 2010
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$446,276	$-	$-	$446,276
Cost of Sales	266,299	-	-	266,299
Gross Profit	$179,977	$-	$-	$179,977

Profit/(Loss) by Segment	For the 3 months ended March 31, 2010
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$(398,723)	$-	$(1,707)	$(400,430)

NOTE D—SEGMENT REPORTING (CONT’D)

Net Sales by Segment	For the Three Months Ended March 31, 2009
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$374,923	$-	$-	$374,923
Cost of Sales	218,508	-	-	218,508
Gross Profit	$156,415	$-	$-	$156,415

Profit/(Loss) by Segment	For the Three Months Ended March 31, 2009
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$(9,999)	$(349)	$(4,489)	$(14,837)

NOTE E—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator.  Individuals who have been employed for one month and reached the age of 21 years are eligible to participate.  Employees may contribute up to the legal amount allowed by law.  The Company matches one quarter of the employee’s contribution up to a maximum of 4% of the employee’s wages.  Employees are vested in the Company’s contribution 25% a year and are fully vested after four years.  The Company’s contributions for the three months ended March 31, 2010 and 2009 were $3,234 and $1,597 respectively.

NOTE F—COMMITMENTS/LEASES

The Company entered into a lease agreement on July 8, 2005 for office space.  The current lease agreement is in effect from August 2009 to August 2010, and at that time is up for renewal.  Monthly fees are $1,040.

Total rent expense for the three months ended March 31, 2010 and 2009 was $4,395 and $4,433, respectively.

NOTE G—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders.  The note is payable on demand and bears 8% interest per annum.  The outstanding balance as of March 31, 2010 is $234,284.

Annual payments including principal and interest are as follows:

Year-ended	Interest	Principal
2010	$16,702	$11,996
2011	$16,958	17,153
2012	$15,534	18,576
2013	$13,992	20,118
2014	$12,322	21,788
2015 and thereafter	$31,310	144,653
Total principal and interest payments	$106,817	$234,284

The above Related Party Loan is secured by 8,000,000 shares of stock owned by the related party.

NOTE H—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the three months ended March 31, 2010 and 2009 are as follows:

	For the 3 months ended March 31, 2010			For the 3 Months Ended March 31, 2009
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Income/(Loss)	$(400,430)			$(14,837)
Basic EPS
Income available to common stockholders	(400,430)	30,356,274	$(0.01)	(14,837)	27,011,526	$0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	(400,430)	30,385,987	$(0.01)	(14,837)	27,041,239	$0.00

NOTE I—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America.  The line of credit for CKO is 10.75% interest and the line of credit for CYIOS Group is 14.75%.  The outstanding balances of the line of credit by Subsidiary as of March 31, 2010 are as follows:

CKO	$43,400
CYIOS Group	22,873
$66,273

NOTE J—PREPAIDS

On September 29, 2009, the company issued 1,400,000 shares of common stock to a consulting firm for services to be rendered through September 15, 2011.  The Company measured the value of the stock given for services at the date given, September 28, 2009 (measurement/grant date).  The total value of the services has been estimated to be $98,000 which is based on a fair market value per share of $.07 on September 15, 2011.  The total amount charged to expenses for the 3 months ending March 31, 2010 were $8,166.66.

On March 31, 2010, the company issued 450,000 shares of common stock to a consulting firm for services to be rendered through July 2010.  The Company measured the value of the stock given for services at the date given, March 31, 2010 (measurement/grant date).  The total value of the services has been estimated to be $18,000 which is based on a fair market value per share of $.04 on March 31, 2010.  The total amount charged to expenses for the 3 months ending March 31, 2010 was $0.

NOTE K—CONVERTIBLE NOTE PAYABLE

On January 5, 2010, the company received proceeds from a Note Payable (“Note”) due to an outside party in the amount of $50,000.  The Note with an interest rate of 8% is due in full in September 2010 and has the option to be converted into shares of CYIOS stock if the company does not pay the Note in full plus interest by the due date.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the Consolidated financial Statements and related notes thereto included elsewhere in this report.

INTRODUCTION

CYIOS Corporation and its subsidiaries are collectively referred to as CYIOS. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in the financial condition and results of operations and cash flows for 3rd quarter ended March 31, 2010 and 2009 for CYIOS. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying unaudited consolidated financial statements prepared in accordance with U.S. GAAP.

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

RECENT DEVELOPMENTS

In the 1st Quarter 2010, our numbers show loss over last year this time. We are a public company without the benefits of raising capital for the company and this is a serious issue with our growth. Although our sales were up over last year at this time, we incurred more expenses in the amount of stock compensation to consultants and our President and CEO.  We have engaged with a financial advisor and we are in the process of filing an S-1 to raise money. This advisor will help find the right investor(s) to help fuel our business growth – with this help in the neighborhood initially up to $7,000,000. Our growth will be substantially higher and really has no hard line of a ceiling once we have these funds in place. Our industry is over $100 billion dollar industry and we have proven our capabilities and shown our successes. We are currently speaking with investors and plan on closing a deal very shortly.

FINANCIAL CONDITION

We currently have financial resources to support our operational (overhead) staff and our product, CYIPRO. We have incurred a loss in the first quarter of 2010 mainly due to an increase in expenses for stock compensation paid to consultants and our CEO and president.  We are looking for, and engaged with, investors to raise capital for growth and to establish our advisory board.

OVERVIEW

CYIOS does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army.  All of CYIOS’ revenue is derived from the services it provides for single and multiple year awards to different US Army and US Government agencies.  CKO, Inc., one of the CYIOS subsidiaries provides a designed online office management product which is known as CYIPRO.  For the three ended March 31, 2010 and 2009, CYIOS received no revenue from CYIPRO.

RESULTS OF OPERATIONS

Revenue:  Total sales for the 1st quarter 2010 were $446,276 as compared to $374,923 in sales for the 1st quarter 2009, an increase of approximately 19.03%.  The overall increase in sales was due to the Company winning new contracts in 2009.

Cost of Sales:  Cost of sales for the 1st quarter ended March 31, 2010 were $266,299, resulting in a gross profit of $179,977 (40.33% gross profit margin) compared to cost of sales for the 1st quarter ended March 31, 2009 of $218,508, resulting in a gross profit of $156,415 (41.72% gross profit margin).  Cost of sales have increased for the 1st quarter in 2010 as compared to 2009 by approximately 21.87% overall.  Cost of sales consists solely of direct labor expense which can best be described as contracted services being rendered. We have to pay higher than average salaries to employ the best trained staff and we must also offer the best benefits for these staff.

Indirect Labor:  Indirect labor expense increased by $47,137 or approximately 42.49% to $158,070 for the 1st quarter ended March 31, 2010 from $110,933 for the 1st quarter ended March 31, 2009.  The increase is a direct result of the hiring of a new administrative staff person.  A stock bonus was paid to our CEO and president.  The company’s board authorized the issuance of 5,000,000 shares valued at $.07 per share or $350,000 in total.

Consulting and Professional Fees:  Consulting and professional fees for the 1st quarter ended March 31, 2010 was $23,380 as compared to $5,156 for the 1st quarter ended March 31, 2009, resulting in an increase of $23,224.  The overall increase from 2010 to 2009 was a result of an increase in our use of consultants’ services.

Depreciation and Interest Expense:  Interest expense for the 1st quarter ended March 31, 2010 was $2,647, as compared to $4,864 for the 1st quarter ended March 31, 2009.  The reduction is a result in the reduction of the principal balance on the Lines of Credit.  Depreciation expense for the 1st quarter ended March 31, 2010 was $196 as compared to $196 for the same quarter ended March 31, 2009.

Selling, General, and Administrative:  Selling, general and administrative expenses for the 1st quarter ended March 31, 2010 was $28,254 as compared to $17,869 for the 1st quarter ended March 31, 2009—an increase of $10,385 or approximately 58.12%. Selling, general, and administrative expenses consist primarily of advertising, conference fees, fees, insurance, office supplies, rent, and travel and entertainment expenses.

Net Income/(Loss) from Operations:  Net loss for the 1st quarter ended March 31, 2010 was $400,430 as compared to a net loss of $14,837 for the 1st quarter ended March 31, 2009—an increase of $385,593.  Although are sales were up we had an increase in expenses during the quarter.  The increase in expenses is primarily due to the fact that we incurred expenses in the form of stock compensation totaling $364,167; an increase in our indirect labor costs; an increase in our consulting expenses; and an increase in our selling, general and administrative expenses.  We plan on reducing our expenses and only incurring expenses when necessary so that we can become profitable for the remainder of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity:  At March 31, 2010, CYIOS had cash and cash equivalents of $31,961, compared with $7,232 at March 31, 2009, an increase of $24,729.

During the three months ending March 31, 2010, cash used in operating activities was $89,660, consisting primarily of the net loss for the three months ended March 31, 2010 of $400,430 offset by non-cash charges to:

•	Depreciation charges of $196;
•	Stock based compensation in the amount of $374,000;
•
Working capital changes of $63,426, consisting of a net increase of $65,705 in Accounts Receivable and Other Assets and a net increase of $2,279 in Accrued Expenses, Payroll Taxes Payable, and Accounts Payable.

Financing activities for the three months ended March 31, 2010 provided cash in the amount of $45,173, consisting of:

•	Proceeds from the issuance of a Convertible Note Payable in the amount of $50,000 less.
•	Payments made on the Line of Credit in the amount of $4,827.

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

OUTSTANDING SHARE DATA

The outstanding share data as of March 31, 2010 and 2009 is as follows:

	Number of shares outstanding
	2010	2009
Common Shares	35,698,877	27,532,210
Preferred Shares	29,713	29,713

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our 3rd fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the year 2008, we became aware of the fact that the Shareholder Loan outstanding to our CEO and major shareholder is considered to be a prohibited transaction according to Section 402 of the Sarbanes-Oxley Act of 2002.  However, Section 402 does contain a grandfather clause exempting from the prohibition any loans maintained by the issuer on July 30, 2002; provided, however, that there are no material modifications to, or renewal of the terms of, such loans following that date.  A portion of the Shareholder Loan does meet the exemption rules of the grandfather clause; however, after that date additional amounts were added to the Shareholder Loan.  The Company has addressed this issue and is disclosing the matter here and has executed a new promissory note for the full amount owed to the Company of $262,512.  The terms of the promissory note state that the payoff of the note must be made within a reasonable amount of time and bears an interest rate of 8% per annum.  The outstanding balance of the Shareholder Loan was $234,784 as of March 31, 2010.  The Company will no longer make payments to the CEO or any other executive officer or director that would be classified as a loan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15 promulgated under the Exchange Act as of March 31, 2010.  Our disclosure controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in reports filed Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified and that it is accumulated and communicated to our management, including certifying officers, as appropriate to allow timely decisions regarding timely disclosure.  Our management including our certifying officer concludes that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by the report.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

As of the fiscal year ended December 31, 2009, and as a result of historical operating losses from prior years, our accumulated deficit was $23,870,593. Lenders generally regard an accumulated deficit as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

Risks Associated with our Business and Industry

We depend on contracts with federal government agencies for all of our revenue, and if our relationships with these agencies were harmed our future revenues and growth prospects would be adversely affected.

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the 1st   quarter ended March 31, 2010, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future.

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

CYIOS Corporation
(Registrant)

Date: May 17, 2010	/s/ Timothy Carnahan
Timothy Carnahan
Chairman of the Board,
Chief Executive Officer and Principal
Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Timothy Carnahan, Chairman, Chief Executive Officer and Principal Financial Officer.*

32	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herein