Form 10-K/A
period 2009-12-31
CYIOS CORP
filed 2010-06-02
CIK 1091566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.       ☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.
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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes   ☒ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.At February 25, 2010 there were 30,148,877 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K/A, press releases and certain information provided periodically in writing or verbally by our officers or our agents contain statements which constitute forward-looking statements. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-K/A and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our ability to generate revenues; (iv) market and other trends affecting our future financial condition or plan of operation; and (v) our growth and operating strategy.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, those set forth in Part II, Item 6 of this annual report on Form 10-K/A, entitled “Management’s Discussion and Analysis or Plan of Operation”, and including, without limitation, the “Risk Factors” beginning on page 5 of this annual report. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-K/A after the date of this report.

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

Item 1A. Risk Factors

Our business entails a significant degree of risk and uncertainty, and an investment in our securities should be considered highly speculative. What follows is a general description of the material risks and uncertainties, which may adversely affect our business, our financial condition, including liquidity and profitability, and our results of operations, ultimately affecting the value of an investment in shares of our common stock. In addition to other information contained in this annual report on Form 10-K/A, you should carefully consider the following cautionary statements and risk factors:

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

Item 3. Legal Proceedings.

As of the date of this annual report on Form 10-K/A for the fiscal year ended December 31, 2009, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this annual report on Form 10-K/A to a vote of our security holders, through the solicitation of proxies or otherwise.

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

Reverse Stock Split

Effective April 7, 2005 we completed a 1-for-30 reverse stock split of our outstanding shares of common and preferred stock, unless otherwise indicated all references to our outstanding shares of common stock in this annual report on Form 10-K/A reflect the reverse stock split.

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

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this annual report on Form 10-K/A. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern.  Certain information contained below and elsewhere in this annual report on Form 10-K/A, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Note Regarding Forward-Looking Statements.”

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

Other Expenses

Total other expenses for the fiscal year ended December 31, 2009 and 2008 were $739,079 and $732,257, respectively; an increase of $6,822 or .93%.  The total other expenses of $738,079 in the fiscal year ended December 31, 2009 consisted primarily of $598,225 in indirect labor and $140,854 in professional service and consulting fees and depreciation.  The total other expenses of $732,257 for the fiscal year ended December 31, 2008 consisted primarily of $521,681 in indirect labor and $210,576 in professional services fees and depreciation.

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

We have audited the accompanying consolidated balance sheet of Cyios Corporation as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                  *These shares were sold in May 2009.

During 2008, the Company issued 2,003,000 free trading common shares to employees andconsultants. These shares were issued from the Company’s 2007 Equity Incentive Plan (see NoteH). The shares were valued at the fair market value price at date of issuance. The issuanceof the shares and the value is detailed in the following table:

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

We evaluated and assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

PART IV

Item 15. Exhibits.

No.	Description of Exhibit

21.1	Subsidiaries of CYIOS Corporation.*
23.1	Independent Auditor’s consent
23.2	Independent Auditor’s Consent
31.1	Certification of CYIOS Corporation Chief Executive Officer and Principal Financial Officer, Timothy Carnahan, required by Rule 13a-14(a) or Rule 15d-14(a), dated j.*
32.1	Certification of CYIOS Corporation Chief Executive Officer and Principal Financial Officer, Timothy Carnahan, required by Rule 13a-14(b) or Rule 15d-14(b), dated January 31, 2010.*
_________________
* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 1, 2010
CYIOS Corporation

	By:	/s/Timothy Carnahan
Timothy W. Carnahan
President, Chief Executive Officer &
Principal Financial Officer