Form 10-Q
period 2010-06-30
CYIOS CORP
filed 2010-08-12
CIK 1091566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2010

OR

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-27243

CYIOS CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	03-7392107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1300 PENNSYLVANIA AVE, SUITE 700 WASHINGTON DC	20004
(Address of principal executive offices)	(Zip/Postal Code)
(202) 204-3006
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x YES ¨ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

¨ YES x NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. ¨ Large accelerated filer ¨ Accelerated filer

¨ Non-accelerated filer (Do not check if a smaller reporting company)

x Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ¨ YES x NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 35,698,877 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of June 30, 2010.

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

Table of Contents

Part I - FINANCIAL INFORMATION.. 1

Item 1. Financial Statements and Supplementary Information. 1

Item 2. Management's Discussion and Analysis. 14

INTRODUCTION.. 14

Corporate Overview... 14

Recent Developments. 15

FINANCIAL CONDITION.. 15

RESULTS OF OPERATIONS. 16

Item 3. Quantitative and Qualitative Disclosures about Market Risk. 18

Item 4. Controls and Procedures. 18

Item 4T. Controls and Procedures. 19

Part II - OTHER INFORMATION.. 21

Item 1. Legal Proceedings. 21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 29

Item 3. Defaults Upon Senior Securities. 29

Item 4. Submission of Matters to a Vote of Security Holders. 29

Item 5. Other Information. 29

Item 6. Exhibits. 29

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

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet

	As of	As of
	June 30,	December 31,
	2010--(unaudited)	2009--(audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 94,217	$ 76,448
Accounts Receivable	105,290	114,596
Prepaid and Other Current Assets	95,842	101,697
TOTAL CURRENT ASSETS	295,349	292,741

FIXED ASSETS, NET	1,828	2,220

OTHER ASSETS
Related Party Loan	234,284	234,284
TOTAL OTHER ASSETS	234,284	234,284

TOTAL ASSETS	$ 531,461	$ 529,245

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Line of Credit	$ 61,452	$ 71,100
Convertible Note Payable	50,000	-
Accounts Payable	3,995	4,045
Accruals and Other Payables	100,209	95,476
TOTAL LIABILITIES	215,656	170,621

STOCKHOLDERS' EQUITY
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized:
29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized:
35,698,877 and 30,148,877 shares issued and outstanding)	35,699	30,149
Additional Paid-in-Capital	24,567,488	24,199,038
Accumulated Deficit	(24,287,412)	(23,870,593)
TOTAL STOCKHOLDERS' DEFICIT	315,805	358,624

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 531,461	$ 529,245

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations--(unaudited)

	For the three months ended June 30,
	2010	2009
SALES AND COST OF SALES
Sales	$ 459,679	$ 488,720
Cost of Sales	264,142	275,886
Gross Profit	195,537	212,834

EXPENSES
Selling, general and administrative	25,048	18,604
Payroll Expense--Indirect Labor	148,179	130,466
Consulting and Professional Fees Expense	18,876	51,666
Payroll Expense--Stock Compensation	-	-
Consulting Expense--Stock Compensation	21,667	-
Depreciation	196	196
TOTAL EXPENSES	213,966	200,932

Net Income/(Loss) from Operations	(18,429)	11,902

OTHER INCOME/(EXPENSE)
Interest Income	4,674	1,335
Interest Expense	(2,635)	-
NET OTHER INCOME/(EXPENSE)	2,039	1,335

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	(16,390)	13,237

Net Income/(Loss)	$ (16,390)	$ 13,237

Net income/(loss) per share--basic and fully diluted	$ (0.00)	$ 0.00
Weighted average shares outstanding--basic and fully diluted	35,728,590	27,839,945

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations--(unaudited)

	For the six months ended June 30,
	2010	2009
SALES AND COST OF SALES
Sales	$ 905,955	$ 863,643
Cost of Sales	530,441	494,394
Gross Profit	375,514	369,249

EXPENSES
Selling, general and administrative	53,300	40,986
Payroll Expense--Indirect Labor	306,249	247,399
Consulting and Professional Fees Expense	47,256	65,721
Payroll Expense--Stock Compensation	350,000	-
Consulting Expense--Stock Compensation	35,833	-
Depreciation	392	392
TOTAL EXPENSES	793,031	354,498

Net Income/(Loss) from Operations	(417,517)	14,751

OTHER INCOME/(EXPENSE)
Interest Income	5,980	2,601
Interest Expense	(5,282)	(352)
NET OTHER INCOME/(EXPENSE)	699	2,249

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	(416,818)	17,000

Net Income/(Loss)	$ (416,818)	$ 17,000

Net income/(loss) per share--basic and fully diluted	$ (0.01)	$ 0.00
Weighted average shares outstanding--basic and fully diluted	35,728,590	27,595,763

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit (Unaudited)

	Preferred	Preferred	Common	Common	Additional
	Shares	Stock	Shares	Stock	Paid-in	Accumulated
	(000's)		$(000's)	$	Capital	Deficit
Balances, December 31, 2008	29,713	$ 30	26,857,210	$ 26,857	$ 24,014,663	$ (23,866,618)
Shares issued for consulting services	-	-	2,366,667	2,367	159,300	-
Shares issued to employees	-	-	125,000	125	5,875	-
Shares sold	-	-	800,000	800	19,200	-
Net Income (loss)		-	-	-	-	(3,976)
Balances, December 31, 2009	29,713	$ 30	30,148,877	$ 30,149	$ 24,199,038	$ (23,870,594)
Shares issued for consulting services	-	-	550,000	550	23,450	-
Shares issued to executive officer as a bonus	-	-	5,000,000	5,000	345,000	-
Net Income (loss)	-	-	-	-	-	(416,818)
Balances, June 30, 2010	29,713	$ 30	35,698,877	$ 35,699	$ 24,567,488	$ (24,287,412)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the years ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)
From Continuing Operations	$ (416,818)	$ 17,000
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	392	392
Value of Shares Issued for consulting/employee services	374,000	47,500
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	9,306	(159,555)
(Increase)/Decrease in Prepaid and Other Current Assets	5,854	(8,228)
Increase/(Decrease) in Accruals and Other Payables	4,733	106,552
Increase/(Decrease) in Accounts Payable	(50)	12
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(22,583)	3,673

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in Related Party Loan	-	24,496
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	24,496

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	-	20,000
Proceeds Received from Payments made on Stock Subscription Receivable	-	-
Proceeds from Issuance of Convertible Note Payable	50,000	-
Principal Payments Made on line of Credit	(9,648)	(4,007)
Proceeds Received from Draw on Line of Credit	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	40,352	15,993

NET INCREASE IN CASH AND
CASH EQUIVALENTS	17,769	44,162

CASH AND CASH EQUIVALENTS:
Beginning of Period	76,448	27,070

End of Period	$ 94,217	$ 71,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$ 2,635	$ 352
Taxes	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Consulting Services	$ 18,000	$ 47,500
Stock Issued for Consulting Services/Employee Bonus	$ 356,000	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS CORPORATION. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim consolidated financial statements and summarized notes included herein were prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these consolidated financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in CYIOS Corporations 10-K filed February 26, 2010. These interim consolidated financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results

USE OF ESTIMATES

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

PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of five to seven years. Depreciation expense was $196 and $196 respectively for the three months ended June 30, 2010 and 2009 and $392 and $392 for the 6 months ended June 30, 2010 and 2009.

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

Revenue from the contracts is recognized using the specific performance method. Revenue on fixed-price contracts pursuant to which a client pays the Company a specified amount to provide only a particular service for a stated time period, or so-called fee-for-service arrangement, is recognized as amounts become billable, assuming all other criteria for revenue recognition are met. The Company bids on governmental contracts which are generally long-term for a fixed-price per contract. Once the company wins a contract and begins the project, the company bills on a monthly basis for the labor hours worked at the agreed upon price per hour-based on the contract. The company then recognizes the revenue on those actual hours that have been billed to the customer.

Net Income/ (Loss) per Common Share

The Company's current earnings per share (EPS) are shown in dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended June 30, 2010 and 2009, the company incurred advertising expense of $1,875 and $2,145 respectively. For the six months ended June 30, 2010 and 2009, the company incurred advertising expense of $5,129 and $4,829, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued Accounting Standard Update No. 2010-11 "Derivatives and Hedging" (Topic 815). ASU No. 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. "Income Taxes" (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated." Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff "does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns."

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 "Stock Compensation" (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.

RECENT ACCOUNTING PRONOUNCEMENTS (CONT'D)

In April 2010, the FASB issued Accounting Standards Update No.2010-14, "Accounting for Extractive Activities - Oil & Gas" (Topic 932). ASU No. 2010-14 amends FASB accounting Standard paragraph 932-10-S99-1 due to SEC release no. 33-8995 [FR 78], Modernization of Oil and Gas Reporting and provides update as to amendments to SEC Regulation S-X, Rule 4-10.

In April 2010, the FASB issued Accounting Standard Update No. 2010-15. "Financial Services-Insurance" (Topic 944) ASU No.2010-15 gives direction on how investments through separate accounts affect an insurer's consolidation analysis of those investments. Under the ASU: an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer's interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Entities Subsections of Subtopic 810-10 and those Subsections require the consideration of related parties. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.

In April 2010, the FASB issued Accounting Standard Update No. 2010-16. "Entertainment-Casinos" (Topic 924). ASU No.2010-16 addresses diversity in practice regarding whether an entity accrues liabilities for a base jackpot before it is won because they could avoid the payment. The amendments in this update clarify that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base and progressive jackpots. The ASU amendments are effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2010.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. "Revenue Recognition-Milestone Method" (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted.

In April 2010, the FASB issued Accounting Standard Update No. 2010-18. "Receivables" (Topic 310). ASU No.2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregated as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring. Specifically paragraph 310-40-15-5 states that "a restructuring of a debt constitutes a troubled debt restructuring for purposes of this subtopic if the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise

RECENT ACCOUNTING PRONOUNCEMENTS (CONT'D)

consider." The ASU is effective for modification of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted.

In May 2010, the FASB issued Accounting Standard Update No. 2010-19 "Foreign Currency". ("ASU No. 2010-19"). ASU 2010-19, codifies the SEC staff announcement made at the March 18, 2010, EITF meeting. The ASU "provides the SEC staff's views on certain foreign currency issues related to investments in Venezuela." These issues relate to Venezuela's highly inflationary status. The ASU became effective on March 18, 2010.

Other ASUs not effective until after June 30, 2010, are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

Accounts Receivable

Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2010, the Accounts Receivable balance was $105,290 and the amount deemed uncollectible was $0.

PREFERRED STOCK

As of June 30, 2010, the outstanding preferred stock is 29,713.

COMMON STOCK

The following table recaps the capital account transactions occurring during the 1st quarter of 2010:

Month/Description of transaction	Number of shares	Price per share	Total Value

March--Stock issued to Executive Officer as bonus	5,000,000	$ 0.07	$ 350,000
March--Stock issued for Consulting Services	100,000	$ 0.06	$ 6,000
March--Stock issued for Consulting Services	450,000	$ 0.04	$ 18,000
Total	5,550,000		$ 374,000

No shares of Common Stock were issued during the 2nd quarter of 2010.

STOCK-BASED COMPENSATION

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company has awarded stock-based compensation both as restricted stock and stock options. Any stock options granted were immediately exercised upon grant.

STOCK OPTIONS AND WARRANTS

On April 21, 2006, the Company's board of directors approved the 2006 Employee Stock Option Plan (the "2006 Plan"). The 2006 Plan provides for the issuance of a maximum of 3,000,000 shares of common stock in connection with stock options granted thereunder, plus an annual increase to be added on the first nine anniversaries of the effective date of the 2006 Plan, equal to at least (i) 1% of the total number of shares of common stock then outstanding, (ii) 350,000 shares, or (iii) a number of shares determined by the Company's board of directors prior to such anniversary date. The 2006 Plan has a term of 10 years and may be administered by the Company's board of directors or by a committee made up of not less than 2 members of appointed by the Company's board of directors.

Participation in the 2006 Plan is limited to employees, officer, directors and consultants of the Company and its subsidiaries. Incentive stock options granted pursuant to the 2006 Plan must have an exercise price per share not less than 100%, and non-qualified stock options not less than 85%, of the fair market value of our common stock on the date of grant. Awards granted pursuant to the 2006 Plan may not have a term exceeding 10 years and will vest upon conditions established by the Company's board of directors.

On April 21, 2006 the Company filed a registration statement on Form S-8 with the SEC registering 3,000,000 shares of common stock for issuance upon exercise of options granted pursuant to the 2006 Plan. As of December 31, 2007, options to acquire 1,812,300 shares of common stock were granted and exercised and there are 1,187,700 shares available for issuance under the 2006 Plan.

On November 12, 2007, the Company's board of directors approved the 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan provides for the issuance of a maximum of 3,500,000 shares of common stock in connection with awards granted thereunder, which may include stock options, restricted stock awards and stock appreciation rights. The 2007 Plan has a term of 10 years and may be administered by the Company's board of directors or by a committee appointed by the Company's board of directors (the "Committee"). Participation in the 2007 Plan is limited to employees, officer, directors and consultants of the Company and its subsidiaries.

Incentive stock options granted pursuant to the 2007 Plan must have an exercise price per share not less than 100%, and non-qualified stock options not less than 85%, of the fair market value of the Company's common stock on the date of grant. Awards granted pursuant to the 2007 Plan may not have a term exceeding 10 years and will vest upon conditions established by the Committee.

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

STOCK OPTIONS AND WARRANTS (CONT'D)

Outstanding stock options and warrants as of June 30, 2010 are as follows:

	Stock/Options	Weighted average price per share	Aggregate intrinsic value
Outstanding at December 31, 2008	2,014,284	0.13	261,857
For the year ended December 31, 2009
Granted	3,291,667	0.06	197,500
Options forfeited or expired	(2,014,284)	0.13	(261,857)
Exercised in 2009	(3,291,667)	0.06	(197,500)
Outstanding at December 31, 2008	-	0.13	-

For the period ended June 30, 2010
Granted	-	-	-
Exercised in the first and second quarter 2010	-	-	-
Outstanding at June 30, 2010	-	-	-

NOTE B-INCOME TAXES

Due to the prior years' operating losses and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2009 is as follows:

Total Deferred Tax Asset	$ 2,264,327
Valuation Allowance	(2,264,327)
Net Deferred Tax Asset	-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the year ended December 31, 2009 is as follows:

	2009	2008
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

NOTE B-INCOME TAXES (CONT'D)

Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $1,352 and $(18,281) in 2009 and 2008, respectively. No tax benefits have been recorded for the nondeductible (tax) expenses (including stock for services) totaling $17,210,808.

As of December 31, 2009, the Company had federal and state net operating loss carryforwards as follows of $6,659,786 which will expire at various times through the year 2029.

NOTE C-CONCENTRATION

The Company is either a prime or sub contractor on contracts with L-3 Communications, SERCO, TMS, Information Management Support Center (IMCEN) and GOMO/SLD. Loss of these contracts could have a material effect upon the Company's financial condition and results of operations.

NOTE D-SEGMENT REPORTING

Net sales and Profit/ (Loss) by Segment for the three months ended June 30, 2010 and 2009 are broken down as follows:

Net Sales by Segment	For the 3 months ended June 30, 2010
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$ 459,679	$ -	$ -	$ 459,679
Cost of Sales	264,142	-	-	264,142
Gross Profit	$ 195,537	$ -	$ -	$ 195,537

Profit/(Loss) by Segment	For the 3 months ended June 30, 2010
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$ (14,682)	$ -	$ (1,708)	$ (16,390)

________________________________________________________________________________

Net Sales by Segment	For the 3 months ended June 30, 2009
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$ 488,720	$ -	$ -	$ 488,720
Cost of Sales	275,886	-	-	275,886
Gross Profit	$ 212,834	$ -	$ -	$ 212,834

Profit/(Loss) by Segment	For the 3 months ended June 30, 2009
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$ 15,129	$ -	$ (1,892)	$ 13,237

NOTE D-SEGMENT REPORTING (CONT'D)

Net sales and Profit/ (Loss) by Segment for the six months ended June 30, 2010 and 2009 are broken down as follows:

Net Sales by Segment	For the 6 months ended June 30, 2010
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$ 905,955	$ -	$ -	$ 905,955
Cost of Sales	$ 530,441	-	-	530,441
Gross Profit	$ 375,514	$ -	$ -	$ 375,514

Profit/(Loss) by Segment	For the 6 months ended June 30, 2010
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$ (413,406)	$ -	$ (3,412)	$ (416,818)

Net Sales by Segment	For the 6 months ended June 30, 2009
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$ 863,643	$ -	$ -	$ 863,643
Cost of Sales	494,394	-	-	494,394
Gross Profit	$ 369,249	$ -	$ -	$ 369,249

Profit/(Loss) by Segment	For the 6 months ended June 30, 2009
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$ 23,730	$ (352)	$ (6,378)	$ 17,000

NOTE E-PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator. Individuals who have been employed for one month and reached the age of 21 years are eligible to participate. Employees may contribute up to the legal amount allowed by law. The Company matches one quarter of the employee's contribution up to a maximum of 4% of the employee's wages. Employees are vested in the Company's contribution 25% a year and are fully vested after four years. The Company's contributions for the three months ended June 30, 2010 and 2009 were $3,886 and $0 respectively. The Company's contributions for the six months ended June 30, 2010 and 2009 were $7,090 and $1,597, respectively.

NOTE F-COMMITMENTS/LEASES

The Company entered into a lease agreement on July 8, 2005 for office space. The current lease agreement is in effect from August 2009 to August 2010, and at that time is up for renewal. Monthly fees are $1,040.

Total rent expense for the three months ended June 30, 2010 and 2009 was $4,456 and $4,524, respectively. Total rent expense for the six months ended June 30, 2010 and 2009 was $8,852 and $8,956, respectively.

NOTE G-RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders. The note is payable on demand and bears 8% interest per annum. The outstanding balance as of June 30, 2010 is $234,284.

Annual payments including principal and interest are as follows:

Year-ended	Interest	Principal
2010	$ 16,702	$ 11,996
2011	$ 16,958	17,153
2012	$ 15,534	18,576
2013	$ 13,992	20,118
2014	$ 12,322	21,788
2015 and thereafter	$ 31,310	144,653
Total principal and interest payments	$ 106,817	$ 234,284

The above Related Party Loan is secured by 8,000,000 shares of stock owned by the related party.

NOTE H-NET INCOME/ (LOSS) PER COMMON SHARE

The Company's reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the three months ended June 30, 2010 and 2009 are as follows:

	For the 3 months ended June 30, 2010			For the 3 Months Ended June 30, 2009
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ (16,390)			$ 13,237
Basic EPS
Income available to common stockholders	(16,390)	35,698,877	$ (0.00)	13,237	27,810,232	$ 0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	(16,390)	35,728,590	$ (0.00)	13,237	27,839,945	$ 0.00

NOTE H-NET INCOME/ (LOSS) PER COMMON SHARE (CONT'D)

The Company's reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the six months ended June 30, 2010 and 2009 are as follows:

	For the 6 months ended June 30, 2010			For the 6 Months Ended June 30, 2009
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ (416,818)			$ 17,000
Basic EPS
Income available to common stockholders	(416,818)	35,698,877	$ (0.01)	17,000	27,566,050	$ 0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	(416,818)	35,728,590	$ (0.01)	17,000	27,595,763	$ 0.00

NOTE I-LINE OF CREDIT

Two of the Company's subsidiaries have lines of credit with Bank of America. The line of credit for CKO is 10.75% interest and the line of credit for CYIOS Group is 14.75%. The outstanding balances of the line of credit by Subsidiary as of June 30, 2010 are as follows:

CKO	$ 43,082
CYIOS Group	18,370
$ 61,452

NOTE J-PREPAIDS

On September 29, 2009, the company issued 1,400,000 shares of common stock to a consulting firm for services to be rendered through September 15, 2011. The Company measured the value of the stock given for services at the date given, September 28, 2009 (measurement/grant date). The total value of the services has been estimated to be $98,000 which is based on a fair market value per share of $.07 on September 29, 2009. The $98,000 is to be amortized over 36 months. The total amount charged to expenses for the 3 months ending June 30, 2010 was $8,166.66. The total amount charged to expenses for the 6 months ending June 30, 2010 was $16,333.32.

On March 31, 2010, the company issued 450,000 shares of common stock to a consulting firm for services to be rendered through July 2010. The Company measured the value of the stock given for services at the date given, June 30, 2010 (measurement/grant date). The total value of the services has been estimated to be $18,000 which is based on a fair market value per share of $.04 on March 31, 2010. The $18,000 is to be amortized over 4 months. The total amount charged to expenses for the 3 months ending June 30, 2010 was $4,500. The total amount charged to expense for the 6 months ending June 30, 2010 was $4,500.

NOTE K-CONVERTIBLE NOTE PAYABLE

On January 5, 2010, the company received proceeds from a Note Payable ("Note") due to an outside party in the amount of $50,000. The Note with an interest rate of 8% is due in full in September 2010 and has the option to be converted into shares of CYIOS stock if the company does not pay the Note in full plus interest by the due date. A total of 4,761,905 shares have been place in reserve if the Note Payable is converted. Total interest accrued for this note as of June 30, 2010 is $2,000.

Item 2. Management's Discussion and Analysis

The following discussion should be read in conjunction with the consolidated financial Statements and related notes thereto included elsewhere in this report.

INTRODUCTION

CYIOS Corporation and its subsidiaries are collectively referred to as CYIOS. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in the financial condition and results of operations and cash flows for 2nd quarter ended June 30, 2010 and 2009 for CYIOS. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying unaudited consolidated financial statements prepared in accordance with U.S. GAAP.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include risks and uncertainties set forth under the heading "Risk Factors" and elsewhere in this Form 10-Q.

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

CKO Incorporated is CYIOS' subsidiary, which offers the product CYIPRO; a business transformation tool that utilizes the first project based operating system (OS). This new project OS is the nucleus of why CYIPRO can transform your people, processes and information into a productive, effective and rich environment. CYIPRO securely brings the latest concepts of business transformation and technology to fruition. CYIOS built the prototype for the U.S. Army, named AKO, which now serves over 1.8 million Army users worldwide and has built CYIPRO to complement knowledge management and business transformation for agencies and commercial business. CYIPRO was developed as an agency-level business transformation solution in response to Government initiatives in teleworking led by OPM and GSA; the President's Management Agenda and its focus on retaining human capital; FISMA, HSPD-12 and PKI for secure communications through common access cards; Lean Six Sigma to improve workflow and reduce redundancies; and the Clinger-Cohen Act to improve efficiencies in technology. CYIPRO has been positioned to work in conjunction with the AKO model to sell as a customized product to Federal, State and Local Governments. This, in turn, can lead to growth in service contracts for business transformation and modernization solutions.

Recent Developments

In the 1st Quarter 2010, our numbers show loss over last year this time. We are a public company without the benefits of raising capital for the company and this is a serious issue with our growth. Although our sales were up over last year at this time, we incurred more expenses in the amount of stock compensation to consultants and our President and CEO. We have engaged with a financial advisor and we are in the process of filing an S-1 to raise money. This advisor will help find the right investor(s) to help fuel our business growth - with this help in the neighborhood initially up to $7,000,000. Our growth will be substantially higher and really has no hard line of a ceiling once we have these funds in place. Our industry is over $100 billion dollar industry and we have proven our capabilities and shown our successes. We are currently speaking with investors and plan on closing a deal very shortly.

In the 2nd Quarter 2010, we are showing a loss. Our sales were slightly lower this quarter as compared to this same quarter a year ago. Also, our expenses were up due to stock issuances to consultants for their services. We are still in the process of filing an S-1 to raise money.

FINANCIAL CONDITION

We currently have financial resources to support our operational (overhead) staff and our product, CYIPRO. We have incurred a loss in the second quarter of 2010 mainly due to a slight reduction in sales for the quarter and an increase in expenses for stock compensation paid to consultants. We are looking for, and engaged with, investors to raise capital for growth and to establish our advisory board.

OVERVIEW

CYIOS does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army. All of CYIOS' revenue is derived from the services it provides for single and multiple year awards to different US Army and US Government agencies. CKO, Inc., one of the CYIOS subsidiaries provides a designed online office management product which is known as CYIPRO. For the three months ended June 30, 2010 and 2009, CYIOS received no revenue from CYIPRO. For the six months ended June 30, 2010 and 2009, CYIOS received no revenue from CYIPRO.

RESULTS OF OPERATIONS

Revenue: Total sales for the 2nd quarter 2010 were $459,679 as compared to $488,720 in sales for the 2nd quarter 2009, a decrease of approximately 5.94%. Total sales for the 1st and 2nd quarter of 2010 were $905,955 as compared to total sales for the 1 st and 2nd quarters of 2009 of $863,643. The overall increase in sales was due to the Company winning new contracts in 2010.

Cost of Sales: Cost of sales for the 2nd quarter 2010 were $$264,142, resulting in a gross profit of $195,537 (42.54% gross profit margin) compared to cost of sales for the 2nd quarter 2009 of $275,886, resulting in a gross profit of $212,834 (43.55% gross profit margin). Cost of sales for the 1st and 2nd quarters 2010 were $530,441, resulting in a gross profit margin of $375,514 (41.45%) compared to cost of sales for the 1st and 2nd quarters 2009 of $494,394, resulting in a gross profit margin of $369,249 (42.75% gross profit margin). Cost of sales have decreased for the 2nd quarter in 2010 as compared to 2009 by approximately 4.26% overall. Cost of sales increased for the 1st and 2nd quarters of 2010 by 7.29% overall compared to cost of sales for the 1st and 2 nd quarters 2009. Cost of sales consists solely of direct labor expense which can best be described as contracted services being rendered. We have to pay higher than average salaries to employ the best trained staff and we must also offer the best benefits for these staff.

Indirect Labor: Indirect labor expense increased by $17,713 or approximately 13.58% to $148,179 for the 2nd quarter ended 2010 from $130,466 for the 2 nd quarter ended 2009. Indirect labor for the 1st and 2nd quarters of 2010 increased by $58,850 or approximately 23.79% to $306,249 compared to indirect labor for the 1st and 2nd quarters of 2009 in the amount of $247,399. The increase is a direct result of the hiring of a new administrative staff person. A stock bonus was paid to our CEO and president. During the 1st quarter of 2010, the company's board authorized the issuance of 5,000,000 shares valued at $.07 per share or $350,000 in total.

Consulting and Professional Fees: Consulting and professional fees for the 2nd quarter ended 2010 was $18,876 as compared to $51,666 for the 2nd quarter ended 2009, resulting in a decrease of $32,790. Consulting and professional fees for the 1st and 2nd quarters ended 2010 were $47,256 as compared to $65,271 in consulting and professional fees for the 1st and 2nd quarter ended 2009, resulting in a decrease of $18,465. The overall decrease from 2010 to 2009 was a result of decrease in our use of consultants' services and legal fees.

Depreciation and Interest Expense: Interest expense for the 2nd quarter ended 2010 was $2,635, as compared to $0 for the 2nd quarter ended 2009. The increase is a result of interest being accrued on a Note Payable in the amount of $50,000. Interest expense for the 1st and 2nd quarters ended 2010 was $5,282 as compared to $352 for the 1st and 2nd quarters ended 2009. Again the increase in interest expense is a direct result of interest accruing on the outstanding Note Payable in the amount of $50,000. Depreciation expense for the 2nd quarter ended 2010 and 2009 was $196 and $196, respectively. Depreciation expense for the 1st and 2nd quarters 2010 and 2009 was $392 and $392, respectively.

Selling, General, and Administrative: Selling, general and administrative expenses for the 2nd quarter ended of 2010 was $25,048 as compared to $18,064 for the 2nd quarter ended 2009-an increase of $6,444 or approximately 34.64%. Selling, general and administrative expenses for the 1st and 2 nd quarters of 2010 was $53,300 as compared to $40,986 for the 1st and 2nd quarters ended 2009-an increase of $12,314 or 30.04%. Selling, general, and administrative expenses consist primarily of advertising, conference fees, fees, insurance, office supplies, rent, and travel and entertainment expenses. The increase is primarily due to the increase in additional filing fees for the S-1.

Net Income/ (Loss) from Operations: Net loss for the 2nd quarter ended 2010 was $16,390 as compared to a net income of $7,237 for the 2nd quarter ended 2009-a decrease of $23,627. Sales were down for the 2nd quarter of 2010 and expenses were up during the quarter 2010. The increase in expenses is primarily due to the fact that we incurred expenses in the form of stock compensation totaling $21,667; an increase in our indirect labor costs; and an increase in our selling, general and administrative expenses. Net loss for the 1st and 2nd quarters ended 2010 was $416,818 as compared to a net income of $17,000 for the 1st and 2nd quarters ended 2009-a decrease of $433,818. For the 1 st and 2nd quarters of 2010 sales were up from 2009 for the same period, but expenses were also up. The increase in expenses for the 1st and 2nd quarters combined is primarily due to stock compensation expense in the amount of $385,833 and higher expenses in indirect labor, and selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: At June 30, 2010, CYIOS had cash and cash equivalents of $94,217, compared with $71,232 at June 30, 2009, an increase of $17,769.

During the six months ending June 30, 2010, cash used in operating activities was $22,583, consisting primarily of the net loss for the six months ended June 30, 2010 of $416,818 offset by non-cash charges to:

  Depreciation charges of $392;
  Stock based compensation in the amount of $374,000;
  Working capital changes of $19,843, consisting of a net decrease of $15,160 in Accounts Receivable and Other Assets and a net decrease of $4,683 in Accrued Expenses, Payroll Taxes Payable, and Accounts Payable.

Financing activities for the six months ended June 30, 2010 provided cash in the amount of $40,352, consisting of:

  Proceeds from the issuance of a Convertible Note Payable in the amount of $50,000 less.
  Payments made on the Line of Credit in the amount of $9,648.

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

OUTSTANDING SHARE DATA

The outstanding share data as of June 30, 2010 and 2009 is as follows:

	Number of shares
	outstanding
	2010	2009
Common Shares	35,698,877	28,032,210
Preferred Shares	29,713	29,713

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe that there is any material risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Principal Financial Officer (collectively, the "Certifying Officers") are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our 2nd fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the year 2008, we became aware of the fact that the Shareholder Loan outstanding to our CEO and major shareholder is considered to be a prohibited transaction according to Section 402 of the Sarbanes-Oxley Act of 2002. However, Section 402 does contain a grandfather clause exempting from the prohibition any loans maintained by the issuer on July 30, 2002; provided, however, that there are no material modifications to, or renewal of the terms of, such loans following that date. A portion of the Shareholder Loan does meet the exemption rules of the grandfather clause; however, after that date additional amounts were added to the Shareholder Loan. The Company has addressed this issue and is disclosing the matter here and has executed a new promissory note for the full amount owed to the Company of $262,512. The terms of the promissory note state that the payoff of the note must be made within a reasonable amount of time and bears an interest rate of 8% per annum. The outstanding balance of the Shareholder Loan was $234,784 as of June 30, 2010. The Company will no longer make payments to the CEO or any other executive officer or director that would be classified as a loan.

Item 4T. Controls and Procedures

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13a-15 promulgated under the Exchange Act as of June 30, 2010. Our disclosure controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in reports filed Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified and that it is accumulated and communicated to our management, including certifying officers, as appropriate to allow timely decisions regarding timely disclosure. Our management including our certifying officer concludes that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by the report.

(b) Management's Report On Internal Control Over Financial Reporting. It is management's responsibilities to establish and maintain adequate internal controls over the Company's financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers and effected by the issuer's management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Quarterly Report.

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

Part II - OTHER INFORMATION

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

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the 1st quarter ended June 30, 2010, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future.

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

Federal government contracts are highly regulated and federal laws and regulations require that our contracts contain certain provisions which allow the federal government to, among other things:

·	terminate current contracts at any time for the convenience of the government, provided such termination is made in good faith;
·	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
·	curtail or modify current contracts if requirements or budgetary constraints change; and
·	Adjust contract costs and fees on the basis of audits done by its agencies.

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

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts .

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our customers. Such laws and regulations may potentially impose added costs on our business and our failure to comply with applicable laws and regulations may lead to penalties and the termination of our federal government contracts. Some significant regulations that affect us include:

·	the Federal Acquisition Regulations and their supplements, which regulate the formation, administration and performance of federal government contracts;
·	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations; and
·	The Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts.

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

Federal government agencies routinely audit and review their contractors' performance, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Such audits may result in adjustments to our contract costs, and any costs found to be improperly allocated will not be reimbursed.

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

Although, we are a reporting company and our common shares are quoted on the OTC Bulletin Board (owned and operated by the NASDAQ Stock Market, Inc.) under the symbol "CYIO", there is not currently an active trading market for our common stock and an active trading market may never develop or, if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price and therefore your investment could be a partial or complete loss.

Since our common stock is thinly traded it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Since our common stock is thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

·	the trading volume of our shares;
·	the number of securities analysts, market-makers and brokers following our common stock;
·	changes in, or failure to achieve, financial estimates by securities analysts;
·	new products or services introduced or announced by us or our competitors;
·	actual or anticipated variations in quarterly operating results;
·	conditions or trends in our business industries;
·	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
·	additions or departures of key personnel;
·	sales of our common stock; and
·	General stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

You may have difficulty reselling shares of our common stock, either at or above the price you paid, or even at fair market value.

The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial legal fees, potential liabilities and the diversion of management's attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC Bulletin Board and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

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

Our common stock is subject to the "penny stock" regulations, which are likely to make it more difficult to sell.

Our common stock is considered a "penny stock," which generally is a stock trading under $5.00 and not registered on a national securities exchange or quoted on the NASDAQ National Market. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. These rules generally have the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares once acquired. Prior to a transaction in a penny stock, a broker-dealer is required to:

·	deliver to a prospective investor a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;
·	provide the prospective investor with current bid and ask quotations for the penny stock;
·	explain to the prospective investor the compensation of the broker-dealer and its salesperson in the transaction;
·	provide investors monthly account statements showing the market value of each penny stock held in the their account; and
·	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

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

CYIOS Corporation

(Registrant)

/s/ Timothy Carnahan

Date:  August 11, 2010                                                                     __________________________

Timothy Carnahan

Chairman of the Board,

Chief Executive Officer and Principal

Financial Officer, Director

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Timothy Carnahan, Chairman, Chief Executive Officer and Principal Financial Officer.*

32	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herein

Exhibit 31.1

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Timothy Carnahan (CYIOS Corporation Chairman of the Board, Chief Executive Officer, and Principal Financial Officer)

I, Timothy Carnahan, certify that:

  I have reviewed this report on Form 10-Q for the quarter ended June 30, 2010 of CYIOS Corporation ("registrant");
  Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 11, 2010

/s/ Timothy Carnahan

Chairman of the Board, Chief Executive Officer, and

Principal Financial Officer

Exhibit 32

STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of CYIOS Corporation for the nine months ended June 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy Carnahan, our Chairman of the Board, Chief Executive Officer and Principal Financial Officer, certify that:

  *   the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  *   information contained in the Report fairly presents, in all material respects, our consolidated financial condition and results of operations.

/s/ Timothy Carnahan
Timothy Carnahan
Chairman of the Board, Chief Executive Officer, and Principal Financial Officer

August 11, 2010

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.