Form 10-Q
period 2010-10-31
CYIOS CORP
filed 2010-11-15
CIK 1091566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2010

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 35,832,210 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of September 30, 2010.

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

Table of Contents

Part I - FINANCIAL INFORMATION………………………………………………….1

Item 1. Financial Statements and Supplementary Information………………………..1

Item 2. Management’s Discussion and Analysis………………………………………..16

INTRODUCTION………………………………………………………………………..16

CORPORATE OVERVIEW…………………………………………………………….16

RECENT DEVELOPMENTS …………………………………………………………...17

FINANCIAL CONDITION……………………………………………………………...17

RESULTS OF OPERATIONS…………………………………………………………..17

Item 3. Quantitative and Qualitative Disclosures about Market Risk………………..20

Item 4. Controls and Procedures………………………………………………………..20

Item 4T. Controls and Procedures………………………………………………………21

Part II – OTHER INFORMATION…………………………………………………….23

Item 1. Legal Proceedings………………………………………………………………..23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds…………………31

Item 3. Defaults Upon Senior Securities……………………………………………...…31

Item 4. Submission of Matters to a Vote of Security Holders………………………….31

Item 5. Other Information………………………………………………………………..31

Item 6. Exhibits…………………………………………………………………………….32

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

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet

	As of	As of
	September 30,	December 31,
	2010--(unaudited)	2009--(audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 58,583	$ 76,448
Accounts Receivable	97,219	114,596
Prepaid and Other Current Assets	85,069	101,697
TOTAL CURRENT ASSETS	240,871	292,741

FIXED ASSETS, NET	1,632	2,220

OTHER ASSETS
Related Party Loan	234,284	234,284
TOTAL OTHER ASSETS	234,284	234,284

TOTAL ASSETS	$ 476,787	$ 529,245

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Line of Credit	$ 54,731	$ 71,100
Convertible Note Payable	48,000	-
Accounts Payable	-	4,045
Accruals and Other Payables	101,767	95,476
TOTAL LIABILITIES	204,497	170,621

STOCKHOLDERS' EQUITY
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized:
29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized:
35,832,210 and 30,148,877 shares issued and outstanding)	35,832	30,149
Additional Paid-in-Capital	24,569,355	24,199,038
Accumulated Deficit	(24,332,927)	(23,870,593)
TOTAL STOCKHOLDERS' DEFICIT	272,290	358,624

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 476,787	$ 529,245

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations--(unaudited)

	For the three months ended September 30,
	2010	2009
SALES AND COST OF SALES
Sales	$ 427,825	$ 569,717
Cost of Sales	275,999	333,505
Gross Profit	151,826	236,212

EXPENSES
Selling, general and administrative	25,805	16,592
Payroll Expense--Indirect Labor	150,498	188,023
Consulting and Professional Fees Expense	10,336	24,638
Payroll Expense--Stock Compensation	-	-
Consulting Expense--Stock Compensation	12,667	-
Depreciation	196	196
TOTAL EXPENSES	199,502	229,449

Net Income/(Loss) from Operations	(47,676)	6,763

OTHER INCOME/(EXPENSE)
Interest Income--Related Party	4,674	1,212
Interest Expense	(2,515)	(91)
NET OTHER INCOME/(EXPENSE)	2,159	1,121

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	(45,517)	7,884

Net Income/(Loss)	$ (45,517)	$ 7,884

Net income/(loss) per share--basic and fully diluted	$ (0.00)	$ 0.00
Weighted average shares outstanding--basic and fully diluted	35,788,010	27,839,945

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations--(unaudited)

	For the nine months ended September 30,
	2010	2009
SALES AND COST OF SALES
Sales	$ 1,333,780	$ 1,433,360
Cost of Sales	806,441	827,899
Gross Profit	527,339	605,461

EXPENSES
Selling, general and administrative	79,251	56,513
Payroll Expense--Indirect Labor	456,599	435,418
Consulting and Professional Fees Expense	57,592	90,360
Payroll Expense--Stock Compensation	350,000	-
Consulting Expense--Stock Compensation	48,500	-
Depreciation	588	588
TOTAL EXPENSES	992,530	582,879

Net Income/(Loss) from Operations	(465,191)	22,582

OTHER INCOME/(EXPENSE)
Interest Income--Related Party	10,654	3,813
Interest Expense	(7,796)	(1,511)
NET OTHER INCOME/(EXPENSE)	2,858	2,302

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	(462,333)	24,884

Net Income/(Loss)	$ (462,333)	$ 24,884

Net income/(loss) per share--basic and fully diluted	$ (0.01)	$ 0.00
Weighted average shares outstanding--basic and fully diluted	35,748,126	27,750,018

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit (Unaudited)

	Preferred	Preferred	Common	Common	Additional
	Shares	Stock	Shares	Stock	Paid-in	Accumulated
	(000's)		$(000's)	$	Capital	Deficit
Balances, December 31, 2008	29,713	$ 30	26,857,210	$ 26,857	$ 24,014,663	$ (23,866,618)
Shares issued for consulting services	-	-	2,366,667	2,367	159,300	-
Shares issued to employees	-	-	125,000	125	5,875	-
Shares sold	-	-	800,000	800	19,200	-
Net Income (loss)		-	-	-	-	(3,976)
Balances, December 31, 2009	29,713	$ 30	30,148,877	$ 30,149	$ 24,199,038	$ (23,870,594)
Shares issued for consulting services	-	-	550,000	550	23,450	-
Shares issued to executive officer as a bonus	-	-	5,000,000	5,000	345,000	-
Portion of Note Payable converted to Shares	-	-	133,333	133	1,867	-
Net Income (loss)	-	-	-	-	-	(462,333)
Balances, September 30, 2010	29,713	$ 30	35,832,210	$ 35,832	$ 24,569,355	$ (24,332,927)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)
From Continuing Operations	$ (462,333)	$ 24,884
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	588	588
Value of Shares Issued for consulting/employee services	374,000	47,500
Note Payable Converted into Shares	2,000	-
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	17,377	(194,177)
(Increase)/Decrease in Prepaid and Other Current Assets	16,629	(2,240)
Increase/(Decrease) in Accruals and Other Payables	6,290	(5,181)
Increase/(Decrease) in Accounts Payable	(4,045)	75,687
NET CASH USED IN OPERATING ACTIVITIES	(49,495)	(52,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in Related Party Loan	-	27,728
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	27,728

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	-	20,000
Proceeds from Issuance of Convertible Note Payable	50,000	-
Principal Reduction on Convertible Note Payable--shares issued	(2,000)
Principal Payments Made on line of Credit	(16,370)	(9,499)
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,630	10,501
NET DECREASE IN CASH AND
CASH EQUIVALENTS	(17,865)	(14,710)

CASH AND CASH EQUIVALENTS:
Beginning of Period	76,448	27,070

End of Period	$ 58,583	$ 12,360

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$ 2,515	$ 1,511

NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Consulting Services	$ 18,000	$ 47,500
Stock Issued for Consulting Services/Employee Bonus	$ 356,000	$ -
Stock Issued for a portion of Convertible Note Payable	$ 2,000	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS CORPORATION. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash, receivables and other current assets, are carried at amounts that approximate fair value. Accounts payable, line of credit, loans and notes payable and other liabilities are carried at amounts that approximate fair value.

PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of five to seven years. Depreciation expense was $196 and $196 respectively for the three months ended September 30, 2010 and 2009 and $588 and $588 for the 9 months ended September 30, 2010 and 2009.

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

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended September 30, 2010 and 2009, the company incurred advertising expense of $2,479 and $1,875 respectively. For the nine months ended September 30, 2010 and 2009, the company incurred advertising expense of $7,608 and $6,703, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued Accounting Standard Update No. 2010-20 (ASU No. 2010-20) “Receivables” (Topic 310). ASU No. 2010-20 provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this update apply to both public and nonpublic entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The objective of the amendments in ASU No. 2010-20 is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) How that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) The changes and reasons for those changes in the allowance for credit losses. The entity must provide disclosures about its financing receivables on a disaggregated basis. For public entities ASU No. 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. For nonpublic entities ASU No. 2010-20 will become effective for annual reporting periods ending on or after December 15, 2011. The Company is evaluating the impact ASU No. 2010-20 will have on the financial statements.

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”. ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance. The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

Other ASUs not effective until after September 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when its determined that the amounts are uncollectible. The allowance for doubtful accounts as of September 30, 2010 and December 31, 2009 was $0.

PREFERRED STOCK

As of September 30, 2010, the outstanding shares of preferred stock is 29,713.

COMMON STOCK

The following table recaps the capital account transactions occurring during the 1st quarter of 2010:

Month/Description of transaction	Number of shares	Price per share	Total Value

March--Stock issued to Executive Officer as bonus	5,000,000	$ 0.07	$ 350,000
March--Stock issued for Consulting Services	100,000	$ 0.06	$ 6,000
March--Stock issued for Consulting Services	450,000	$ 0.04	$ 18,000
Total	5,550,000		$ 374,000

No shares of Common Stock were issued during the 2nd quarter of 2010.

The following table recaps the capital account transactions occurring during the 3rd quarter of 2010:

Month/Description of transaction	Number of shares	Price per share	Total Value

August--Stock issued for Note Payable principal converted to shares	133,333	$ 0.02	$ 2,000
Total	133,333		$ 2,000

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

Outstanding stock options and warrants as of September 30, 2010 are as follows:

	Stock/Options	Weighted average price per share	Aggregate intrinsic value
Outstanding at December 31, 2008	2,014,284	0.13	261,857
For the year ended December 31, 2009
Granted	3,291,667	0.06	197,500
Options forfeited or expired	(2,014,284)	0.13	(261,857)
Exercised in 2009	(3,291,667)	0.06	(197,500)
Outstanding at December 31, 2009	-	0.13	-

For the nine months ended September 30, 2010
Granted	-	-	-
Exercised in 2010	-	-	-
Outstanding at September 30, 2010	-	-	-

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

NOTE D—SEGMENT REPORTING

Net sales and Profit/ (Loss) by Segment for the three months ended September30, 2010 and 2009 are broken down as follows:

Net Sales by Segment	For the 3 months ended September 30, 2010
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$ 427,825	$ -	$ -	$ 427,825
Cost of Sales	275,999	-	-	275,999
Gross Profit	$ 151,826	$ -	$ -	$ 151,826

Profit/(Loss) by Segment	For the 3 months ended September 30, 2010
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$ (41,098)	$ -	$ (4,419)	$ (45,517)

______________________________________________________________________________

Net Sales by Segment	For the 3 months ended September 30, 2009
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$ 569,717	$ -	$ -	$ 569,717
Cost of Sales	333,505	-	-	333,505
Gross Profit	$ 236,212	$ -	$ -	$ 236,212

Profit/(Loss) by Segment	For the 3 months ended September 30, 2009
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$ 9,731	$ -	$ (1,847)	$ 7,884

Net sales and Profit/ (Loss) by Segment for the nine months ended September 30, 2010 and 2009 are broken down as follows:

Net Sales by Segment	For the 9 months ended September 30, 2010
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$ 1,333,780	$ -	$ -	$ 1,333,780
Cost of Sales	$ 806,441	-	-	806,441
Gross Profit	$ 527,339	$ -	$ -	$ 527,339

Profit/(Loss) by Segment	For the 9 months ended September 30, 2010
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$ (454,504)	$ -	$ (7,829)	$ (462,333)
Net Sales by Segment	For the 9 months ended September 30, 2009
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$ 1,433,360	$ -	$ -	$ 1,433,360
Cost of Sales	827,899	-	-	827,899
Gross Profit	$ 605,461	$ -	$ -	$ 605,461

Profit/(Loss) by Segment	For the 9 months ended September 30, 2009
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$ 33,461	$ (349)	$ (8,228)	$ 24,884

NOTE E—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator. Individuals who have been employed for one month and reached the age of 21 years are eligible to participate. Employees may contribute up to the legal amount allowed by law. The Company matches one quarter of the employee’s contribution up to a maximum of 4% of the employee’s wages. Employees are vested in the Company’s contribution 25% a year and are fully vested after four years. The Company’s contributions for the three months ended September 30, 2010 and 2009 were $3,461 and $6,399 respectively. The Company’s contributions for the nine months ended September 30, 2010 and 2009 were $10,552 and $7,996, respectively.

NOTE F—COMMITMENTS/LEASES

The Company entered into a new lease agreement on September 20, 2010 for office space. The lease agreement is a month to month agreement that will automatically renew for consecutive periods of one month, for up to twelve months. Beginning in October, 2010 the monthly fees are $275. Total future payments through October 31, 2011 are $3,300.

Total rent expense for the three months ended September 30, 2010 and 2009 was $4,868 and $4,370, respectively. Total rent expense for the nine months ended September 30, 2010 and 2009 was $13,719 and $13,327, respectively.

NOTE G—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders. The note is payable on demand and bears 8% interest per annum. The outstanding balance as of September 30, 2010 is $234,284.

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

NOTE H—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the three months ended September 30, 2010 and 2009 are as follows:

	For the 3 months ended September 30, 2010			For the 3 Months Ended September 30, 2009
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ (45,517)			$ 7,884
Basic EPS
Income available to common stockholders	(45,517)	35,758,297	$ (0.00)	7,884	27,810,232	$ 0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	(45,517)	35,788,010	$ (0.00)	7,884	27,839,945	$ 0.00

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the nine months ended September30, 2010 and 2009 are as follows:

	For the 9 months ended September 30, 2010			For the 9 Months Ended September 30, 2009
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ (462,333)			$ 24,884
Basic EPS
Income available to common stockholders	(462,333)	35,718,413	$ (0.01)	24,884	27,720,305	$ 0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	(462,333)	35,748,126	$ (0.01)	24,884	27,750,018	$ 0.00

NOTE I—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America. The line of credit for CKO is 10.75% interest and the line of credit for CYIOS Group is 14.75%. The outstanding balances of the line of credit by Subsidiary as of September 30, 2010 are as follows:

CKO	$ 40,860
CYIOS Group	13,871
$ 54,731

NOTE J—PREPAIDS

On September 29, 2009, the company issued 1,400,000 shares of common stock to a consulting firm for services to be rendered through September 15, 2011. The Company measured the value of the stock given for services at the date given, September 28, 2009 (measurement/grant date). The total value of the services has been estimated to be $98,000 which is based on a fair market value per share of $.07 on September 29, 2009. The $98,000 is to be amortized over 36 months. The total amount charged to expenses for the 3 months ending September 30, 2010 was $8,167. The total amount charged to expenses for the 9 months ending September 30, 2010 was $24,500.

On March 31, 2010, the company issued 450,000 shares of common stock to a consulting firm for services to be rendered through July 2010. The Company measured the value of the stock given for services at the date given, September 30, 2010 (measurement/grant date). The total value of the services has been estimated to be $18,000 which is based on a fair market value per share of $.04 on March 31, 2010. The $18,000 is to be amortized over 4 months. The total amount charged to expenses for the 3 months ending September 30, 2010 was $4,500. The total amount charged to expense for the 9 months ending September 30, 2010 was $18,000.

NOTE K—CONVERTIBLE NOTE PAYABLE/SUBSEQUENT EVENT

On January 5, 2010, the company received proceeds from a Note Payable (“Note”) due to an outside party in the amount of $50,000. The Note bears interest at 8% and is due in full in September 2010 and has the option to be converted into shares of CYIOS stock if the company does not pay the Note in full plus interest by the due date. A total of 4,761,905 shares have been placed in reserve if the Note Payable is converted. On August 20, 2010, $2,000 of the principal balance was converted into 133,333 shares of CYIOS Corporation Common Stock. Total interest accrued for this note as of September 30, 2010 is $2,928, and was included in accrued expenses. On October 4, 2010, the principal balance of the Note in the amount of $48,000 plus interest in the amount of $2,970 was due. The Company did not pay off the principal and interest on October 4, 2010, so the Note is in default and the interest rate has increased from 8% to 22%. On October 19, 2010, $4,000 of the principal balance was converted into 540,541 shares of CYIOS Corporation Common Stock. As of October 31, 2010, the remaining principal balance is $44,000 and accrued interest is $3,713.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the consolidated financial Statements and related notes thereto included elsewhere in this report.

INTRODUCTION

CYIOS Corporation and its subsidiaries are collectively referred to as CYIOS. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in the financial condition and results of operations and cash flows for 3rd quarter ended September 30, 2010 and 2009 for CYIOS. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying unaudited consolidated financial statements prepared in accordance with U.S. GAAP.

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

In the 3rd Quarter 2010, we again show a loss. Sales were $99,580 less than last year at this same time. Our gross profit margin was about 40% as compared to our gross profit margin of 42% last year at this same time. We continue to find ways to reduce expenses and have effectively reduced our overhead expenses which should reduce our 4th Quarter 2010 expenses and reduce our losses.

Our industry is over $100 billion dollar industry and we have proven our capabilities and shown our successes. We are currently speaking with investors and plan on closing a deal very shortly.

FINANCIAL CONDITION

We currently have financial resources to support our operational (overhead) staff and our product, CYIPRO. We have incurred a loss in the third quarter of 2010 mainly due to a slight reduction in sales for the quarter and an increase in expenses for stock compensation paid to consultants. We are looking for, and engaged with, investors to raise capital for growth and to establish our advisory board.

OVERVIEW

CYIOS does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army. All of CYIOS’ revenue is derived from the services it provides for single and multiple year awards to different US Army and US Government agencies. CKO, Inc., one of the CYIOS subsidiaries provides a designed online office management product which is known as CYIPRO. For the three months ended September30, 2010 and 2009, CYIOS received no revenue from CYIPRO. For the nine months ended September30, 2010 and 2009, CYIOS received no revenue from CYIPRO.

RESULTS OF OPERATIONS

Revenue: Total sales for the 3rd quarter 2010 were $427,825 as compared to $569,717 in sales for the 3rd quarter 2009, a decrease of approximately 24.91%. Total sales for the 1st 2nd and 3rd quarters of 2010 were $1,333,780 as compared to total sales for the 1st 2nd and 3rd quarters of 2009 of $1,433,360, a decrease of 6.95%.

Cost of Sales: Cost of sales for the 3rd quarter 2010 were $275,999, resulting in a gross profit of $151,826 (35.49% gross profit margin) compared to cost of sales for the 3rd quarter 2009 of $333,505, resulting in a gross profit of $236,212 (41.46% gross profit margin). Cost of sales for the 1st 2nd and 3rd quarters 2010 were $806,441, resulting in a gross profit margin of $527,339 (39.54%) compared to cost of sales for the 1st 2nd and 3rd quarters 2009 of $827,899, resulting in a gross profit margin of $605,461 (42.24% gross profit margin). Cost of sales have decreased for the 3rd quarter in 2010 as compared to 2009 by approximately 17.24% overall. Cost of sales decreased for the 1st 2nd and 3rd quarters of 2010 by 2.59% overall compared to cost of sales for the 1st 2nd and 3rd quarters 2009. Cost of sales consists solely of direct labor expense which can best be described as contracted services being rendered. We have to pay higher than average salaries to employ the best trained staff and we must also offer the best benefits for these staff.

Indirect Labor: Indirect labor expense decreased by $37,525 or approximately 19.96% to $150,498 for the 3rd quarter ended 2010 from $188,023 for the 3rd quarter ended 2009. Indirect labor for the 1st 2nd and 3rd quarters of 2010 increased by $21,818 or approximately 4.86% to $456,599 compared to indirect labor for the 1st 2nd and 3rd quarters of 2009 in the amount of $435,418. A stock bonus was paid to our CEO and president. During the 1st quarter of 2010, the company’s board authorized the issuance of 5,000,000 shares valued at $.07 per share or $350,000 in total.

Consulting and Professional Fees: Consulting and professional fees for the 3rd quarter ended 2010 was $18,876 as compared to $24,638 for the 3rd quarter ended 2009, resulting in a decrease of $14,302. Consulting and professional fees for the 1st 2nd and 3rd quarters ended 2010 were $57,592 as compared to $90,360 in consulting and professional fees for the 1st 2nd and 3rd quarters ended 2009, resulting in a decrease of $32,768. The overall decrease from 2010 to 2009 was a result of decrease in our use of consultants’ services and legal fees.

Depreciation and Interest Expense: Interest expense for the 3rd quarter ended 2010 was $2,515, as compared to $91 for the 3rd quarter ended 2009. The increase is a result of interest being accrued on a Convertible Note Payable in the amount of $50,000. Interest expense for the 1st 2nd and 3rd quarters ended 2010 was $7,796 as compared to $1,511 for the 1st 2nd and 3rd quarters ended 2009. Again the increase in interest expense is a direct result of interest accruing on the outstanding Convertible Note Payable in the amount of $50,000. Depreciation expense for the 3rd quarter ended 2010 and 2009 was $196 and $196, respectively. Depreciation expense for the 1st 2nd and 3rd quarters 2010 and 2009 was $588 and $588, respectively.

Selling, General, and Administrative: Selling, general and administrative expenses for the 3rd quarter ended of 2010 was $25,805 as compared to $16,592 for the 3rd quarter ended 2009—an increase of $9,213 or approximately 55.53%. Selling, general and administrative expenses for the 1st 2nd and 3rd quarters of 2010 was $79,251 as compared to $56,513 for the 1st 2nd and 3rd quarters ended 2009—an increase of $22,738 or 40.24%. Selling, general, and administrative expenses consist primarily of advertising, conference fees, fees, insurance, office supplies, rent, and travel and entertainment expenses. The increase is primarily due to the increase in additional filing fees for the S-1 which became effective in August 2010.

Net Income/ (Loss) from Operations: Net loss for the 3rd quarter ended 2010 was $(45,517) as compared to a net income of $7,884 for the 3rd quarter ended 2009—a decrease of $(47,401). Sales were down for the 3rd quarter of 2010 and expenses were up during the 3rd quarter 2010. The increase in expenses is primarily due to the fact that we incurred expenses in the form of stock compensation totaling $21,667 and an increase in our selling, general and administrative expenses. The net loss for the 1st 2nd and 3rd quarters ended 2010 was $462,333 as compared to a net income of $24,884 for the 1st 2nd and 3rd quarters ended 2009—a decrease of $487,217. For the 1st 2nd and 3rd quarters of 2010 sales were down from 2009 for the same period, and expenses were up. The increase in expenses for the 1st 2nd and 3rd quarters combined is primarily due to stock compensation expense in the amount of $398,500 and higher expenses in indirect labor, and selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: At September 30, 2010, CYIOS had cash and cash equivalents of $58,583, compared with $12,360 at September 30, 2009, an increase of $46,223.

During the nine months ending September 30, 2010, cash used in operating activities was $49,496, consisting primarily of the net loss for the nine months ended September30, 2010 of $462,333 offset by non-cash charges to:

· Depreciation charges of $588;

· Stock based compensation in the amount of $374,000;

· Stock Issued for Convertible Note Payable of $2,000;

· Working capital changes of $36,249, consisting of a net decrease of $34,006 in Accounts Receivable and Other Assets and a net increase of $2,243 in Accrued Expenses, Payroll Taxes Payable, and Accounts Payable.

Financing activities for the nine months ended September 30, 2010 provided cash in the amount of $31,631, consisting of:

· Proceeds from the issuance of a Convertible Note Payable in the amount of $50,000 less.

· Payments made on the Line of Credit in the amount of $16,369.

· Reduction in principal on Convertible Note Payable in exchange for shares of $2,000.

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

OUTSTANDING SHARE DATA

The outstanding share data as of September 30, 2010 and 2009 is as follows:

	Number of shares
	outstanding
	2010	2009
Common Shares	35,832,210	27,532,210
Preferred Shares	29,713	29,713

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our 2nd fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the year 2008, we became aware of the fact that the Shareholder Loan outstanding to our CEO and major shareholder is considered to be a prohibited transaction according to Section 402 of the Sarbanes-Oxley Act of 2002. However, Section 402 does contain a grandfather clause exempting from the prohibition any loans maintained by the issuer on July 30, 2002; provided, however, that there are no material modifications to, or renewal of the terms of, such loans following that date. A portion of the Shareholder Loan does meet the exemption rules of the grandfather clause; however, after that date additional amounts were added to the Shareholder Loan. The Company has addressed this issue and is disclosing the matter here and has executed a new promissory note for the full amount owed to the Company of $262,512. The terms of the promissory note state that the payoff of the note must be made within a reasonable amount of time and bears an interest rate of 8% per annum. The outstanding balance of the Shareholder Loan was $234,784 as of September30, 2010. The Company will no longer make payments to the CEO or any other executive officer or director that would be classified as a loan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13a-15 promulgated under the Exchange Act as of September30, 2010. Our disclosure controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in reports filed Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified and that it is accumulated and communicated to our management, including certifying officers, as appropriate to allow timely decisions regarding timely disclosure. Our management including our certifying officer concludes that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by the report.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

As of the fiscal year ended December 31, 2009, and as a result of historical operating losses from prior years, our accumulated deficit was $24,332,927. Lenders generally regard an accumulated deficit as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

Risks Associated with our Business and Industry

We depend on contracts with federal government agencies for all of our revenue, and if our relationships with these agencies were harmed our future revenues and growth prospects would be adversely affected.

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the 1st quarter ended September 30, 2010, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future.

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

CYIOS Corporation

(Registrant)

/s/ Timothy Carnahan

Date: November 15, 2010 __________________________

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

  I have reviewed this report on Form 10-Q for the quarter ended September 30, 2010 of CYIOS Corporation (“registrant”);
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

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 15, 2010

/s/ Timothy Carnahan

Chairman of the Board, Chief Executive Officer, and

Principal Financial Officer

Exhibit 32

STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANTTO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 In connection with the Quarterly Report on Form 10-Q of CYIOS Corporation for the nine months ended September30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy Carnahan, our Chairman of the Board, Chief Executive Officer and Principal Financial Officer, certify that: * the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and * information contained in the Report fairly presents, in all material respects, our consolidated financial condition and results of operations. /s/ Timothy Carnahan Timothy CarnahanChairman of the Board, Chief Executive Officer, and Principal Financial Officer November 15, 2010 This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.