Form 10-K
period 2010-12-31
CYIOS CORP
filed 2011-04-15
CIK 1091566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-53098

CYIOS Corporation

(Name of Registrant in its charter)

Nevada 03-7392107

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

1300 Pennsylvania Avenue, Suite 700, Washington, DC 20004

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (202) 204 -3006

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

 Yes X No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

 Yes X No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X Yes  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

X Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

X Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes X No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of CYIOS Corporation (consisting solely of 17,485,346 shares of common stock, $0.001 par value) was approximately $349,707 based on the average bid and asked price of such common stock ($.02) as of April 12, 2011.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At April 15, 2011 there were 37,711,640 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

Item 1. Description of Business

Item 1A. Risk Factors

Item 2. Description of Property

Item 3. Legal Proceedings

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities

Item 6. Selected Financial Data

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualititative Disclosures about Market Risk

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A (T) Controls and Procedures

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(A) of the Exchange Act

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services

PART IV

Item 15. Exhibits

Signatures

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

Recent Developments

CYIPRO will be a dominant factor moving forward in revenue growth and its target is the government telework initiative. During 2010, we have worked to publicize and market CYIPRO. CYIOS signed a term sheet for line of equity for 7 million dollars and filed and S1 that became effective August 31, 2010. We have made a few strides in our advisory board but nothing has fully come to fruition.

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

Trademarks

As of the fiscal year ended December 31, 2010, CYIOS DC has registered the CYIOS®, and CKO has applied for registration of the CYIPRO™ logo with the United States Patent and Trademark Office in order to establish and protect our brand name and logo as part of our Proprietary Rights.

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

As of the fiscal year ended December 31, 2010, we have entered into no confidentiality and/or non-disclosure agreements with our employees, consultants or advisors.

Employees

As of December 31, 2010, we had 17.5 full-time employees & consultants, with 1.5 in executive management and administration, 2 in product development and technical operations, and 14 on service contracts on either prime or subcontracted contracts with the United States federal government.

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

As of the fiscal year ended December 31, 2010, and as a result of historical operating losses from prior years, our accumulated deficit was $24,210,983. Lenders generally regard an accumulated deficit as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

Risks Associated with our Business and Industry

We depend on contracts with federal government agencies for all of our revenue, and if our relationships with these agencies were harmed our future revenues and growth prospects would be adversely affected.

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the fiscal year ended December 31, 2010, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future. For this reason, any issues that compromise our relationship with agencies of the federal government in general, or with the Department of Defense in particular, would have a substantial adverse effect on our business. Key among the factors in maintaining our relationships with federal government agencies are our performance on individual contracts, the strength of our professional reputation and the relationships of our key executives with government personnel. To the extent that our performance does not meet expectations, or our reputation or relationships with one or more key personnel are impaired, our business, financial condition and results of operations will be negatively affected and we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

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

  the trading volume of our shares;
  the number of securities analysts, market-makers and brokers following our common stock;
  changes in, or failure to achieve, financial estimates by securities analysts;
  new products or services introduced or announced by us or our competitors;
  actual or anticipated variations in quarterly operating results;
  conditions or trends in our business industries;
  announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
  additions or departures of key personnel;
  sales of our common stock; and
  general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

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

Our headquarters are located at The Ronald Reagan Building, 1300 Pennsylvania Ave, Suite 700 Washington D.C. 20004. We lease this 150 square foot space for a term of 12 months, with 8 months remaining on the lease as of the fiscal year ended December 31, 2010, at a rate of $450 per month. 1 employee is based in our headquarters, the remaining employees work on-site at our customers’ locations, and, as such we do not maintain separate office or other space for these employees.

Item 3. Legal Proceedings.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2010, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated.

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

	Year Ended December 31, 2010		Year Ended December 31, 2009
	High	Low	High	Low
First Quarter	$0.05	$0.05	$0.11	$0.09
Second Quarter	$0.04	$0.04	$0.13	$0.12
Third Quarter	$0.03	$0.03	$0.08	$0.07
Fourth Quarter	$0.02	$0.02	$0.06	$0.05

As of the fiscal year ended December 31, 2010 we had approximately 108 shareholders of record (excluding the number of persons or entities holding shares of our common stock in nominee or street name through one or more brokerage firms).

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

The following table sets forth information as of the fiscal year ended December 31, 2010 with respect to the shares of our common stock that may be issue under each of our 2006 Plan and 2007 Plan.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation
	to be issued upon	exercise price of	plans (excluding
	exercise of	outstanding options,	securities reflected in
	outstanding options, warrants	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	-	-	-

Equity compensation plans not
approved by security holders	-	-	35,700
Total	-	-	35,700

Recent Sales of Unregistered Securities

There were no previously unreported sales of unregistered securities during the fiscal year ended December 31, 2010.

Purchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of the fiscal year ended December 31, 2010.

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

Overview

We believe that we are a leading systems integrator and knowledge management solutions provider supporting the Department of Defense and federal government agencies. All of our revenue is derived from the services provided pursuant to single and multiple year awards to different U.S. Army and federal government agencies. CKO, Inc., one of our operating subsidiaries, provides a designed online office management product which is known as CYIPRO™. For the years ended December 31, 2010 and 2009, we received no revenue from CYIPRO™.

Results of Operations

Sales/Net Profit

The total sales for our active subsidiary, CYIOS Corporation, a District of Columbia corporation, for the fiscal year ended December 31, 2010, were $1,849,804 compared to $1,881,897 for the fiscal year ended December 31, 2009; a decrease in sales of $32,093 or 1.71%. Our other active subsidiary, CKO, Inc., a District of Columbia corporation, produced no revenue for the fiscal years ended December 31, 2010 and 2009. Operating net loss for the year ended December 31, 2010 was $394,051, a net operating loss per share of $.01, compared to a net operating loss for the fiscal year ended December 31, 2009 of $21,044, or a net operating loss per share of $.00. Net income from discontinued operations was $0 for the year ended December 31, 2010 and $17,068 for the year ended December 31, 2009. Total net loss for the year ended December 31, 2010 was $394,051 or a net loss per share of $.01 as compared to total net loss for the year ended December 31, 2009 in the amount of $3,976 or a net loss per share of $.00. Included in the net loss for the year ended December 31, 2010 is a non-cash expense for stock compensation in the amount of $416,167. If these non-cash expenses are not included we would have posted a net income of $16,766 as opposed to a net loss of $394,051. Also note that during the year 2010, we incurred approximately $160,000 of our own money towards the development and marketing of CYIPRO™. Thus, if we had not incurred these additional expenses, we would have posted a net income of approximately $182,116 for the year ended December 31, 2010. In 2006, management made the decision to expand our operations by attempting to increase our business with the Department of Defense and the rest of the federal government. In order to achieve this goal, we have actively bid on request for proposals by different departments and their agencies. We have, and will continue to invest all of our earnings into additional personnel to help achieve this goal. We believe that our efforts in working to achieve the aforementioned goals will help turn our operating losses into a net profit in the 2 fiscal years and beyond. We are also aggressively marketing the sale of our product CYIPRO™ to Department of Defense, government and small businesses. In the latter part of 2010 and in early 2011 we have launched a new marketing campaign to inform the public about our product CYIPRO™.

Cost of Sales

Cost of sales for the fiscal year ended December 31, 2010 was $1,078,841compared to cost of sales for the fiscal year ended December 31, 2009 in the amount of $1,094,786; a decrease of $15,945 or approximately 1.46%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal years ended December 31, 2010 and 2009 were $94,933 and $68,885, respectively; an increase of $26,048 or 38%.

Other Operating Expenses

Total other expenses for the fiscal years ended December 31, 2010 and 2009 were $663,557 and $654,918, respectively; an increase of $8,638 or 1.32%. The total other expenses of $663,557 in the fiscal year ended December 31, 2010 consisted primarily of $595,592 in indirect labor and $67,965 in professional service and consulting fees and depreciation. The total other expenses of $654,918 for the fiscal year ended December 31, 2009 consisted primarily of $598,225 in indirect labor and $56,693 in professional services fees and depreciation.

Total Stock Compensation for the fiscal years ended December 31, 2010 and 2009 were $416,167 and $81,208, respectively. The total stock compensation in December 31, 2010 consisted of a $350,000 stock bonus granted to the President and CEO and stock for compensation for marketing consultants in the amount of $66,167. The total stock compensation in December 31, 2009 consisted of $81,208 paid to consultants for marketing services.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $27,603, compared to $76,448 at December 31, 2009, a decrease of $14,066.

During the fiscal year ended December 31, 2010, cash used in operating activities was $79,212, consisting primarily of the Net Loss of $394,051 offset by:

· Non-cash charges related to Depreciation charges of $784 and Valuation of Shares issued for consulting services of $387,500; and

· Working capital changes of $73,445, consisting primarily of a net increase in Accounts Receivable, Other Assets in the amount of $44,264 offset by a net decrease in Payroll Taxes Payable, Accounts Payable, and Accruals in the amount of $29,181.

Cash provided by financing activities for the fiscal year ended December 31, 2010 was $30,367; consisting primarily of:

· Proceeds from the issuance of a Convertible Note Payable in the amount of $50,000; and

· Payments made on the Line of Credit in the amount of $19,633.

Our long-term working capital and capital requirements will depend upon numerous factors, including our efforts to continue to improve operational efficiency and conserve cash.

Off-Balance Sheet Arrangements

As of the fiscal year ended December 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(c)(2) of Regulation S-B.

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

8. Financial Statements.

CYIOS Corporation and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Stockholders Equity for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CYIOS Corporation

Washington, DC

We have audited the accompanying consolidated balance sheet of CYIOS Corporation (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of CYIOS Corp. as of and for the year ended December 31, 2009 were audited by other auditors whose report was dated February 23, 2010.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CYIOS Corporation as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM To the board of directors and stockholders of Cyios Corporation We have audited the accompanying consolidated balance sheet of Cyios Corporation as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyios Corporation as of December 31, 2009 and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. /s/ Jewett, Schwartz, Wolfe and Associates Hollywood, Florida February 23, 2010

Consolidated Balance Sheet

back to index of Financials

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheets

	As of	As of
	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 27,603	$ 76,448
Accounts Receivable	172,937	114,596
Interest Receivable--Related Party	25,903	8,162
Prepaid and Other Current Assets	76,717	93,535
TOTAL CURRENT ASSETS	303,160	292,741

FIXED ASSETS, NET	1,436	2,220

OTHER ASSETS
Related Party Loan	219,284	234,284
TOTAL OTHER ASSETS	219,284	234,284

TOTAL ASSETS	$ 523,880	$ 529,245

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Line of Credit	$ 51,467	$ 71,100
Convertible Note Payable	36,000	-
Accounts Payable	9,452	4,045
Accruals and Other Payables	60,888	95,476
TOTAL LIABILITIES	157,808	170,621

STOCKHOLDERS' EQUITY
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized:
29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized:
37,711,640 and 30,148,877 shares issued and outstanding)	37,711	30,149
Additional Paid-in-Capital	24,592,976	24,199,038
Accumulated Deficit	(24,264,645)	(23,870,593)
TOTAL STOCKHOLDERS' EQUITY	366,072	358,624

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 523,880	$ 529,245

The accompanying Financial notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

back to index of Financials

CYIOS Corporation and Subsidiaries
Consolidated Statements of Operations

	For the years ended December 31,
	2010	2009
SALES AND COST OF SALES
Sales	$ 1,849,804	$ 1,881,897
Cost of Sales	1,078,841	1,094,786
Gross Profit	770,964	787,111

EXPENSES
Selling, general and administrative	94,932	68,885
Payroll Expense--Indirect Labor	595,592	598,225
Consulting and Professional Fees Expense	67,181	55,909
Payroll Expense--Stock Compensation	350,000	-
Consulting Expense--Stock Compensation	66,167	81,208
Depreciation	784	784
TOTAL EXPENSES	1,174,656	805,011

Net Income/(Loss) from Operations	(403,692)	(17,900)

OTHER INCOME/(EXPENSE)
Interest Income--Related Party	17,741	5,120
Interest Expense	(8,100)	(8,264)
NET OTHER INCOME/(EXPENSE)	9,641	(3,144)

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	(394,051)	(21,044)

NET INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	-	17,068

Net Income/(Loss)	$ (394,051)	$ (3,976)

Net income/(loss) per share--basic and fully diluted	$ (0.01)	$ (0.00)
Weighted average shares outstanding--basic and fully diluted	34,839,166	27,828,635

The accompanying Financial notes are an integral part of these consolidated financial statements.

Consolidated Statement of Stockholders Equity

back to index of Financials

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity

	Preferred	Preferred	Common	Common	Additional
	Shares	Stock	Shares	Stock	Paid-in	Accumulated
	(000's)		$(000's)	$	Capital	Deficit	Totals
Balance, December 31, 2008	29,713	$ 30	26,857,210	$ 26,857	$ 24,014,663	$ (23,866,618)	$ 174,932
Shares issued for consulting services	-	-	2,366,667	2,367	159,300	-	161,667
Shares issued to employees	-	-	125,000	125	5,875	-	6,000
Shares sold	-	-	800,000	800	19,200	-	20,000
Net (loss)		-	-	-	-	(3,976)	(3,976)
Balance, December 31, 2009	29,713	$ 30	30,148,877	$ 30,149	$ 24,199,038	$ (23,870,594)	$ 358,623
Shares issued for consulting services	-	-	1,000,000	1,000	36,500	-	37,500
Shares issued to executive officer	-	-	5,000,000	5,000	345,000	-	350,000
Portion of Note Payable converted to shares	-	-	1,562,763	1,562	12,438	-	14,000
Net (loss)	-	-	-	-	-	(394,051)	(394,051)
Balance, December 31, 2010	29,713	$ 30	37,711,640	$ 37,711	$ 24,592,976	$ (24,264,645)	$ 366,072

The accompanying Financial notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows

back to index of Financials

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)
From Continuing Operations	$ (394,051)	$ (21,044)
From Discontinued Operations	-	17,068
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	784	784
Value of Shares Issued for consulting/employee services	387,500	167,667
Reduction in Liabilities from Discontinued Operations	-	(17,068)
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(58,341)	(91,415)
(Increase)/Decrease in Prepaid and Other Current Assets	14,077	(85,579)
Increase/(Decrease) in Accruals and Other Payables	(34,588)	73,029
Increase/(Decrease) in Accounts Payable	5,407	(25,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(79,212)	18,442

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in Related Party Loan	-	28,228
NET CASH PROVIDED BY OPERATING ACTIVITIES	-	28,228

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	-	20,000
Proceeds Received from Payments made on Stock Subscription Receivable	-	-
Proceeds from Issuance of Convertible Note Payable	50,000	-
Principal Payments Made on line of Credit	(19,633)	(17,292)
Proceeds Received from Draw on Line of Credit	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,367	2,708

NET INCREASE/(DECREASE) IN CASH AND
CASH EQUIVALENTS	(48,845)	49,378

CASH AND CASH EQUIVALENTS:
Beginning of Period	76,448	27,070

End of Period	$ 27,603	$ 76,448

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$ 8,100	$ 8,264
Taxes	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Consulting Services	$ 31,500	$ 89,833
Stock Issued for Consulting Services/Employee Bonus	$ 356,000	$ 77,834
Stock Issued for a portion of Convertible Note Payable	$ 14,000	$ -
Reduction of Note Receivable-Related Party due to the transfer of shares from the
officer for consultant for prepaid consulting	$ 15,000	$ -

The accompanying Financial notes are an integral part of these consolidated financial statements.

Notes to Financials

back to index of Financials

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity— The consolidated financial statements of CYIOS Corporation (The Company), includes its subsidiary by the same name CYIOS Corporation and CKO, Inc. The Company, through its subsidiary CYIOS Corporation does business as a leading systems integrator and Knowledge Management Solutions provider supporting the DoD and Government. The company contracts its services for single and multiple year awards to different DoD and US Government agencies. CKO Inc. owns a custom designed online office management product. The company launched this product in November of 2005 to the general public and commercial businesses.

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

Advertising Costs—Advertising costs are expensed as incurred. For the years ended December 31, 2010 and 2009, the company incurred $9,690 and $9,784 respectively.

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. For the years ended December 31, 2010 and 2009, the following amounts by subsidiary were deemed uncollectible and written off as bad debts. Outstanding Accounts Receivable as of December 31, 2010 was $172,937 (CYIOS Subsidiary) and as of December 31, 2009 was $114,596 (CYIOS Subsidiary).

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

Property and Equipment—Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from five to seven years. New computer equipment assets in the amount of $3,917 were purchased in 2007. These assets will be depreciated of their estimated useful life which the Company has determined to be 5 years. Total depreciation expense for the year ended December 31, 2010 was $784 and for the year ended December 31, 2009 was $784.

Recent Accounting Pronouncements— In July 2010, the FASB issued Accounting Standard Update No. 2010-20 (ASU No. 2010-20) “Receivables” (Topic 310). ASU No. 2010-20 provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this update apply to both public and nonpublic entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The objective of the amendments in ASU No. 2010-20 is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) How that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) The changes and reasons for those changes in the allowance for credit losses. The entity must provide disclosures about its financing receivables on a disaggregated basis. For public entities ASU No. 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. For nonpublic entities ASU No. 2010-20 will become effective for annual reporting periods ending on or after December 15, 2011. The Company is evaluating the impact ASU No. 2010-20 will have on the financial statements.

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

NOTE B—FINANCING FACILITY

During the year ended December 31, 2003 the Company entered into an accounts receivable financing facility for a maximum of $500,000 with an unrelated third party. Collateral for the facility is a first security interest in all corporate assets and a personal guarantee of the Company’s shareholder. The Company pays a 2% fee for each advance and interest accrues on all advances at a floating rate, at the prime rate published in the Wall Street Journal plus 2% (5.25% at December 31, 2010). The Company is advanced 90% of all government contract invoices. The advances are used for general corporate working capital. Residual, or holdback amounts, less fees and interest, are remitted to the Company when payments are received from the government. Substantially all of the Company’s revenue stream and accounts receivables are factored through this facility.

NOTE C—INCOME TAXES

Due to the prior years’ operating losses and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2010 is as follows:

Total Deferred Tax Asset	$ 2,257,748
Valuation Allowance	(2,257,748)
Net Deferred Tax Asset	-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $(4,760) and $1.352 in 2010 and 2009, respectively. No tax benefits have been recorded for the nondeductible (tax) expenses (including stock for services) totaling $17,624,208.

As of December 31, 2010, the Company had federal and state net operating loss carryforwards as follows of $6,645,787 which will expire at various times through the year 2030.

NOTE D—CONCENTRATION

The Company is either a prime or sub contractor on contracts with the Information Management Support Center U.S. Army and GOMO/SLD. Loss of these contracts could have a material effect upon the Company’s financial condition and results of operations.

NOTE E—SEGMENT REPORTING

The Company has four reportable segments—CYIOS, CYIOS Group, and CKO:

Net Sales by Segment	For the year ended December 31, 2010
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$ 1,849,804	$ -	$ -	$ 1,849,804
Cost of Sales	$ 1,078,841	-	-	1,078,841
Gross Profit	$ 770,964	$ -	$ -	$ 770,964

Profit/(Loss) by Segment	For the year ended December 31, 2010
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$ (383,304)	$ (1,737)	$ (10,009)	$ (394,051)
Net Sales by Segment	For the year ended December 31, 2009
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$ 1,881,897	$ -	$ -	$ 1,881,897
Cost of Sales	1,094,786	-	-	1,094,786
Gross Profit	$ 787,111	$ -	$ -	$ 787,111

Profit/(Loss) by Segment	For the year ended December 31, 2009
	CYIOS	CYIOS Group	CKO	Totals
Net Operating Profit/(Loss)	$ (13,119)	$ 2,331	$ (10,256)	$ (21,044)
Net (Loss)	$ (13,119)	$ 19,399	$ (10,256)	$ (3,976)

The accounting policies used for segment reporting are the same as those described in Note A “Summary of Significant Accounting Policies”;

NOTE F—EQUITY

Common Shares

The Company is authorized to issue 100,000,000 shares of $.001 par value stock and as of December 31, 2010 the Company had 37,711,640 shares outstanding. During 2010 and 2009, the Company issued the following shares of common stock:

During 2010, the Company issued 7,562,763 common shares to investors, employees, and consultants. The shares issued as stock compensation were valued at the fair market value price at date of issuance. The issuance of the shares and the value is detailed in the following table:

Month/Description of transaction	Number of shares	Price per share	Total Value

March 16, 2010—Officer Stock Bonus	5,000,000	$ 0.0700	$ 350,000
March 24, 2010—Consulting Services	100,000	$ 0.0600	$ 6,000
March 31, 2010—Consulting Services	450,000	$ 0.0400	$ 18,000
August 20, 2010—Debt Conversion	133,333	$ 0.0150	$ 2,000
October 19, 2010—Debt Conversion	540,541	$ 0.0074	$ 4,000
October 27, 2010—Consulting Services	450,000	$ 0.0300	$ 13,500
December 13, 2010—Debt Conversion	888,889	$ 0.0090	$ 8,000
Total	7,562,763		$ 401,500

During 2009, the Company issued 3,291,667 common shares to investors, employees, and consultants. The shares issued as stock compensation were valued at the fair market value price at date of issuance. The issuance of the shares and the value is detailed in the following table:

Month/Description of transaction	Number of shares	Price per share	Total Value

January 29, 2009—Employee Bonus	100,000	$ 0.05	$ 4,500
January 29, 2009—Consulting Services	550,000	$ 0.05	$ 27,500
February 9, 2009—Employee Bonus	25,000	$ 0.06	$ 1,500
May 1, 2009*--Consulting Services	100,000	$ 0.14	$ 14,000
May 13, 2009—Consulting Services	400,000	$ 0.05	$ 20,000
October 5, 2009—Consulting Services	1,400,000	$ 0.07	$ 98,000
October 28, 2009—Consulting Services	316,667	$ 0.07	$ 22,167
December 17, 2009*--Consulting Services	400,000	$ -	$ -
Total	3,291,667		$ 187,667

*These shares were sold in May 2009.

Preferred Shares

The Company is authorized to issue 5,000,000 shares of $.001 par value, non-voting, convertible preferred shares. The preferred shares are convertible to common shares at a 1 to 1 ratio. As of December 31, 2010, the Company had 29,713 preferred shares outstanding. During 2010 and 2009, the Company did not issue any preferred shares of stock.

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

On April 21, 2006 the Company filed a registration statement on Form S-8 with the SEC registering 3,000,000 shares of common stock for issuance upon exercise of options granted pursuant to the 2006 Plan. As of December 31, 2010, options to acquire 1,812,300 shares of common stock were granted and exercised and there are 1,187,700 shares available for issuance under the 2006 Plan.

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

On November 29, 2007 the Company filed a registration statement on Form S-8 with the SEC registering 3,500,000 shares of common stock for issuance upon exercise of options granted and exercised pursuant to the 2007 Plan. As of December 31, 2010, options to acquire 2,054,000 shares of common stock were granted and exercised and there are 1,210,700 shares available for issuance under the 2007 Plan.

Outstanding stock options granted as of December 31, 2010 are as follows:

	Stock/Options	Weighted average price per share	Aggregate intrinsic value
Outstanding at December 31, 2008	2,014,284	0.13	261,857
For the year ended December 31, 2009
Granted	3,291,667	0.06	197,500
Options forfeited or expired	(2,014,284)	0.13	(261,857)
Exercised in 2009	(3,291,667)	0.06	(197,500)
Outstanding at December 31, 2009	-	0.13	-

For the period ended December 31, 2010
Granted	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2010	-	-	-

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company has awarded stock-based compensation as restricted stock.

All of the options granted in each of the two years ended December 31, 2010 and 2009 were immediately vested upon grant and were immediately exercised upon grant too.

The weighted-average exercise prices for options outstanding at the beginning and end of the two years ended December 31, 2010 did not change. The method used to estimate the fair value of the awards granted under the share-based payment arrangements was the value of the stock at the date the stock option was granted because on this same date the options were exercised. The stock options granted and exercised were immediately vested.

Compensation expense for common stock is recognized on the date of the grant at the closing price of the stock on the date of the grant because the options are immediately exercised on that same date

For the years ended December 31, 2010 and 2009 included stock-based compensation of $387,500 and $167,667, respectively.

The Company does not have any unrecognized stock-based compensation expense at December 31, 2010.

NOTE H—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator. Individuals who have been employed for one month and reached the age of 21 years are eligible to participate. Employees may contribute up to the legal amount allowed by law. The Company matches one-fourth of the employee’s contribution up to a maximum of 4% of the employee’s wages. Employees are vested in the Company’s contribution 25% a year and are fully vested after four years. The Company’s contributions for the years ended December 31, 2010 and 2009 were $14,768 and $13,294 respectively.

NOTE I—COMMITMENTS/LEASES

The Company entered into a lease agreement on July 8, 2005 for office space. The current lease agreement was signed in September 2010 and is in effect for 12 months. Under this new agreement the monthly fees have been reduced from approximately $1,000 per month to $450 per month. The Company’s estimated future yearly minimum lease obligations are as follows:

Year	Amount
2011	$ 3,300
2012	3,630
2013	3,993
2014	4,392
2015	4,832
Total	20,147

Total rent expense for 2010 and 2009 was $15,150 and $17,715 respectively.

NOTE J—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders. The note is payable on demand and bears 8% interest per annum. The outstanding balance as of December 31, 2010 is $219,284.

Annual payments including principal and interest are as follows:

NOTE K—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America. The line of credit for CKO is 14.73% interest and the line of credit for China Print, Inc. is 9.25%. The outstanding balances of the line of credit by Subsidiary as of December 31, 2010 are as follows:

CKO (Timothy Carnahan is the guarantor)	$ 39,861
CYIOS Group	11,607
$ 51,468

NOTE L—LIABILITIES OF DISCONTINUED OPERATIONS

In 2009, Management wrote off $17,068 in accounts payable that pertained to amounts owed by WorldTeq Corporation to various vendors. These amounts have been sitting on the books since 2003 and 2004 and no attempt has been made by the vendors to collect these amounts. Management believes that these amounts were already paid and not written off the books prior to the merger in 2005.

The Income from Discontinued Operations (WorldTeq Corporation) was $0 and $17,068 for the years ended December 31, 2010 and 2009. The Company has closed out and dissolved WorldTeq Corporation as of December 31, 2009.

NOTE M—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the years ended December 31, 2010 and 2009 are as follows:

	For the year ended December 31, 2010			For the year ended December 31, 2009
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ (394,051)			$ (3,976)
Basic EPS
Income available to common stockholders	(394,051)	34,839,166	$ (0.01)	(3,976)	27,798,922	$ 0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	(394,051)	36,836,542	$ (0.01)	(3,976)	27,828,635	$ 0.00

NOTE N—CONVERTIBLE NOTE PAYABLE

On January 5, 2010, the company received proceeds from a Note Payable (“Note”) due to an outside party in the amount of $50,000. A total of 4,761,905 shares have been placed in reserve if the Note Payable is converted. On August 20, 2010, $2,000 of the principal balance was converted into 133,333 common shares of CYIOS Corporation stock. On October 19, 2010, $4,000 of the principal balance was converted into 540,541 common shares of CYIOS Corporation stock. On December 13, 2010, $8,000 of the principal balance was converted into 888,889 common shares of CYIOS Corporation stock. As of December 31, 2010 the total Note Payable outstanding was $36,000.

The Company subsequently paid off the remaining principal balance of $36,000 on January 26, 2011 in full satisfaction of the outstanding Note Payable. The remaining shares not issued for conversion in the amount of 3,199,142 were removed from reserve.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no events or disagreements requiring disclosure under Item 304(b) of Regulation S-B during the fiscal year ended December 31, 2010. For additional information regarding the change in our certifying accountants, reference is made to our Current Report on Form 8-K/A filed on March 31, 2011.

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

The Chief Executive Officer and Principal Financial Officer has also concluded, based on his evaluation of our controls and procedures that as of December 31, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of December 31, 2010.

Name	Age	Position

Timothy W. Carnahan	43	Director, Chief Executive Officer and Treasurer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities Exchange Commission. These persons are required to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of these forms and written representations of our executive officers and directors, we believe that all Section 16(a) filing requirements were met during the fiscal year ended December 31, 2010.

Code of Ethics

We have adopted a written code of ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, or persons performing similar functions.

Audit Committee

As of the date of this annual report for the fiscal year ended December 31, 2010, we have no standing committees and our entire board of directors serves as our audit and compensation committees.

Item 11. Executive Compensation.

The following table sets forth all compensation awarded, paid to or earned by our Chief Executive Officer, who was our only executive officer during the fiscal year ended December 31, 2010.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total Compensation ($)

Timothy Carnahan, Chief Executive Officer	2010	$200,013	--	$350,000	--	--	--	--	$550,013

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each of our named executive officers outstanding as of December 31, 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2011. The information in this table provides the ownership information for:

  each person known by us to be the beneficial owner of more than 5% of our common stock;
  each of our directors and executive officers; and
  all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 37,711,640 shares of common stock currently outstanding and no additional shares potentially acquired within sixty days.

Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class

Timothy Carnahan	20,226,294	53.81%

All officers and directors as a group	20,226,294	53.81%
(1)	The address of each person listed is care of CYIOS Corporation, 1300 Pennsylvania Avenue, Suite 700, Washington D.C. 20004.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

Year Ended December 31,	2010			2009
	Silberstein Ungar, LLC (7)	JSW & Assoc. (6)	Anderson (5)	JSW & Assoc. (6)	Anderson (5)	Baum (6)
Audit Fees (1)	$ 16,000	$ -	$ -	$ 15,000	$ -	$ -
Audit Related Fees (2)	-	7,500	-	5,000	-	2,500
Tax Fees (3)	-	-	-	-	1,500	-
All Other Fees (4)	-	-	16,487	-	7,425

Total Accounting Fees and Services	$ 15,000	$ 7,500	$ 16,487	$ 20,000	$ 8,925	$ 2,500

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

(6) As disclosed in a current report on Form 8-K filed with the SEC on July 15, 2009, Baum & Company (Baum) resigned as our independent auditor, and we appointed Jewett, Schwartz, Wolfe, & Associates (JSW & Assoc.) as our new independent accountant for the fiscal year ended December 31, 2009.

(7) As disclosed in a current report on Form 8-K filed with the SEC, Jewett, Schwartz, Wolfe, & Associcates (JSW & Assoc.) was dismissed as our independent auditor, and we appointed Silberstein Ungar, PLLC as our new independent auditor for the fiscal year ended December 31, 2010.

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant.

PART IV

Item 15. Exhibits.

No.	Description of Exhibit

21.1	Subsidiaries of CYIOS Corporation.*

23.1	Independent Auditor’s consent
31.1	Certification of CYIOS Corporation Chief Executive Officer and Principal Financial Officer, Timothy Carnahan, required by Rule 13a-14(a) or Rule 15d-14(a), dated j.*

32.1	Certification of CYIOS Corporation Chief Executive Officer and Principal Financial Officer, Timothy Carnahan, required by Rule 13a-14(b) or Rule 15d-14(b), dated April 15, 2011.*

* Filed herewith.

Exhibit 21.1

Subsidiaries

CYIOS Corporation, a District of Columbia corporation

CKO, Inc., a District of Columbia corporation

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTant

I consent to the incorporation by reference in the Registration Statement on Form 10-K of CYIOS Corporation of my report dated April 15, 2011 with respect to the consolidated financial statements of CYIOS Corporation included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on April 15, 2011.

/s/
Jewett, Schwartz, Wolfe & Associates
Florida April 15, 2011

Exhibit 31.1

Certification

I, Timothy Carnahan, certify that:

1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2010 of CYIOS Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: April 15, 2011
	By:	/s/
Timothy Carnahan
Chief Executive Officer & Principal Financial Officer

Exhibit 32.1

Certification

In connection with the annual report of CYIOS Corporation (the “Company”) on Form 10-K for the period ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, Timothy Carnahan, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), that based on my knowledge:

1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the end of the periods covered by the Annual Report.
Date: April 15, 2011
	By:	/s/
Timothy Carnahan
Chief Executive Officer & Principal Financial Officer

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2011
CYIOS Corporation

	By:	/s/
Timothy W. Carnahan
President, Chief Executive Officer & Principal Financial Officer