Form 10-Q
period 2011-03-31
CYIOS CORP
filed 2011-05-16
CIK 1091566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2011

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 36,311,640 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of May 16, 2011

Note Regarding FORWARD-LOOKING STATEMENTS

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

Part I - FINANCIAL INFORMATION

RESULTS OF OPERATIONS

Part II – OTHER INFORMATION

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

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet

	As of	As of
	March 31,	December 31,
	2011 (unaudited)	2010 (audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 37,011	$ 27,603
Accounts Receivable	170,073	172,937
Interest Receivable--Related Party	30,277	25,903
Prepaid and Other Current Assets	5,300	76,717
TOTAL CURRENT ASSETS	242,661	303,160

FIXED ASSETS, NET	-	1,436

OTHER ASSETS
Related Party Loan	219,284	219,284
TOTAL OTHER ASSETS	219,284	219,284

TOTAL ASSETS	$ 461,945	$ 523,880

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Line of Credit	$ 46,508	$ 51,468
Convertible Note Payable	-	36,000
Accounts Payable	-	9,452
Accruals and Other Payables	101,713	60,888
TOTAL LIABILITIES	148,221	157,808

STOCKHOLDERS' EQUITY
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized:
29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized:
36,311,650 and 37,711,640 shares issued and outstanding)	36,311	37,711
Additional Paid-in-Capital	24,496,376	24,592,976
Accumulated Deficit	(24,218,993)	(24,264,645)
TOTAL STOCKHOLDERS' EQUITY	313,724	366,072

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 461,945	$ 523,880

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations--(unaudited)

	For the three months ended March 31,
	2011	2010
SALES AND COST OF SALES
Sales	$ 472,596	$ 446,276
Cost of Sales	271,652	266,299
Gross Profit	200,944	179,977

EXPENSES
Selling, general and administrative	18,046	28,254
Payroll Expense--Indirect Labor	139,050	158,070
Consulting and Professional Fees Expense	242	28,380
Payroll Expense--Stock Compensation	-	350,000
Consulting Expense--Stock Compensation	-	14,167
Depreciation	-	196
TOTAL EXPENSES	157,338	579,067

Net Income/(Loss) from Operations	43,606	(399,090)

OTHER INCOME/(EXPENSE)
Interest Income--Related Party	4,374	1,307
Interest Expense	(891)	(2,647)
Loss on Disposal of Equipment	(1,437)	-
NET OTHER INCOME/(EXPENSE)	2,046	(1,340)

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	45,652	(400,430)

Net Income/(Loss)	$ 45,652	$ (400,430)

Net income/(loss) per share--basic and fully diluted	$ 0.00	$ (0.01)
Weighted average shares outstanding--basic and fully diluted	36,341,353	30,385,987

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit (Unaudited)

	Preferred	Preferred	Common	Common	Additional
	Shares	Stock	Shares	Stock	Paid-in	Accumulated
	(000's)		$(000's)	$	Capital	Deficit	Totals
Balances, December 31, 2009	29,713	$ 30	30,148,877	$ 30,149	$ 24,199,038	$ (23,870,594)	$ 358,623
Shares issued for consulting services	-	-	1,000,000	1,000	36,500	-	37,500
Shares issued to executive officer as a bonus	-	-	5,000,000	5,000	345,000	-	350,000
Portion of Note Payable converted to Shares	-	-	1,562,763	1,562	12,438	-	14,000
Net Income (loss)		-	-	-	-	(394,051)	(394,051)
Balances, December 31, 2010	29,713	$ 30	37,711,640	$ 37,711	$ 24,592,976	$ (24,264,645)	$ 366,072
Return of Shares issued for consulting services	-	-	(1,400,000)	(1,400)	(96,600)	-	(98,000)
Net Income (loss)	-	-	-	-	-	45,652	45,652
Balances, March 31, 2011	29,713	$ 30	36,311,640	$ 36,311	$ 24,496,376	$ (24,218,993)	$ 313,724

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income/(loss)	$ 45,652	$ (400,430)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	-	196
Loss on Disposal of Computer Equipment	1,436	-
Value of Shares returned for services not performed	(98,000)	356,000
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	2,865	(53,258)
(Increase) in Interest Receivable--Related Party	(4,374)	(1,306)
Decrease in Prepaid and Other Current Assets	71,417	6,859
Increase in Accruals and Other Payables	40,825	6,324
(Decrease) in Accounts Payable	(9,452)	(4,045)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	50,369	(89,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Convertible Note Payable	-	50,000
Payoff of Convertible Note Payable	(36,000)	-
Principal Payments Made on line of Credit	(4,961)	(4,827)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(40,961)	45,173

NET INCREASE IN CASH AND
CASH EQUIVALENTS	9,408	(44,487)

CASH AND CASH EQUIVALENTS:
Beginning of Period	27,603	76,448

End of Period	$ 37,011	$ 31,961

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$ 891	$ 2,647
Taxes	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES:
Shares of Common Stock Returned for Consulting Services not Performed	$ (98,000)	$ -
Shares of Common Stock Issued for Prepaid Consulting Services	$ -	$ 18,000
Stock Issued for Consulting Services/Employee Bonus	$ -	$ 356,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS CORPORATION. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim consolidated financial statements and summarized notes included herein were prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these consolidated financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in CYIOS Corporations 10-K filed April 15, 2011. These interim consolidated financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results

USE OF ESTIMATES

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

PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of five to seven years. Depreciation expense was $0 and $196 respectively for the three months ended March 31, 2011 and 2010. The Company disposed of its computer equipment during the 1st Quarter 2011 and booked a loss of $1,437.

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

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended March 31, 2011 and 2010, the company incurred advertising expense of $1,680 and $3,254, respectively.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it’s determined that the amounts are uncollectible. The Company did not have a balance in the allowance for doubtful accounts as of March 31, 2011 and 2010.

PREFERRED STOCK

As of March 31, 2011, the outstanding shares of preferred stock are 29,713.

COMMON STOCK

The following table recaps the capital account transactions occurring during the 1st quarter of 2010:

Month/Description of transaction	Number of shares	Price per share	Total Value

March--Stock Issued to Executive Officer as Bonus	5,000,000	$ 0.07	$ 350,000
March--Stock Issued for Consulting Services	100,000	$ 0.06	$ 6,000
March--Stock Issued for Consulting Services	450,000	$ 0.04	$ 18,000
Total	5,550,000		$ 374,000

The following table recaps the capital account transactions occurring during the 1st quarter 2011:

Month/Description of transaction	Number of shares	Price per share	Total Value

January--Stock issued for Consulting Services was returned	1,400,000	$ 0.07	$ 98,000
Total	1,400,000		$ 98,000

The above shares were returned to the Company as the Consultant contracted to perform services for the company during 2010 through 2011 and beyond did not perform the agreed upon services and was in breach of contract.

STOCK-BASED COMPENSATION

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company has awarded stock-based compensation both as restricted stock and stock options. Any stock options granted were immediately exercised upon grant.

STOCK OPTIONS AND WARRANTS

As of March 31, 2011, the Company does not have any outstanding stock options or warrants as shown in the following table:

	Stock/Options	Weighted average price per share	Aggregate intrinsic value
Outstanding at December 31, 2008	2,014,284	0.13	261,857
For the year ended December 31, 2009
Granted	3,291,667	0.06	197,500
Options forfeited or expired	(2,014,284)	0.13	(261,857)
Exercised in 2009	(3,291,667)	0.06	(197,500)
Outstanding at December 31, 2008	-	0.13	-

For the year ended December 31, 2010
Granted	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2010	-	-	-

For the quarter ended March 31, 2011
Granted	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2011	-	-	-

NOTE B—INCOME TAXES

Due to the prior years’ operating losses and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the tax year ended December 31, 2010.

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

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the three months ended March 31, 2011 and 2010 is as follows:

	2011	2010
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $(6,579) and $1,352 in 2010 and 2009, respectively. No tax benefits have been recorded for the nondeductible (tax) expenses (including stock for services) totaling $17,624,208.

As of December 31, 2010, the Company had federal and state net operating loss carry forwards as follows of $6,640,437 which will expire at various times through the year 2030.

NOTE C—CONCENTRATION

The Company is either a prime or sub-contractor on contracts with the Information Management Support Center U.S. Army and GOMO/SLD. Loss of these contracts could have a material effect upon the Company’s financial condition and results of operations.

NOTE D—SEGMENT REPORTING

Net sales and Profit/ (Loss) by Segment for the three months ended March 31, 2011 and 2010 are broken down as follows:

Net Sales by Segment	For the 3 months ended March 31, 2011
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$ 472,596	$ -	$ -	$ 472,596
Cost of Sales	271,652	-	-	271,652
Gross Profit	$ 200,944	$ -	$ -	$ 200,944

Profit/(Loss) by Segment	For the 3 months ended March 31, 2011
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$ (46,670)	$ 377	$ 641	$ (45,652)

Net Sales by Segment	For the 3 months ended March 31, 2010
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$ 446,276	$ -	$ -	$ 446,276
Cost of Sales	266,299	-	-	266,299
Gross Profit	$ 179,977	$ -	$ -	$ 179,977

Profit/(Loss) by Segment	For the 3 months ended March 31, 2010
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$ (398,723)	$ -	$ (1,707)	$ (400,430)

NOTE E—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator. Individuals who have been employed for one month and reached the age of 21 years are eligible to participate. Employees may contribute up to the legal amount allowed by law. The Company matches one quarter of the employee’s contribution up to a maximum of 4% of the employee’s wages. Employees are vested in the Company’s contribution 25% a year and are fully vested after four years. The Company’s contributions for the three months ended March 31, 2011 and 2010 were $4,187 and $3,235 respectively.

NOTE F—COMMITMENTS/LEASES

The Company entered into a new lease agreement on September 20, 2010 for office space. The lease agreement is a month to month agreement that will automatically renew for consecutive periods of one month, for up to twelve months. The monthly fees range between $275 and $450. Total future payments through December 31, 2011 are $3,300.

Total rent expense for the three months ended March 31, 2011 and 2010 was $1,150 and $4,395, respectively.

NOTE G—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders. The note is payable on demand and bears 8% interest per annum. The outstanding balance as of March 31, 2011 is $219,284.

Annual payments including principal and interest are as follows:

Year	Interest and Principle Payments
2011	$ 31,926
2012	31,926
2013	31,926
2014	31,926
2015	31,926
2016 and thereafter	122,977
Total Interest and Principle Payments	$ 282,608

The above Related Party Loan is secured by 8,000,000 shares of stock owned by the related party.

NOTE H—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the three months ended March 31, 2011 and 2010 are as follows:

	For the 3 months ended March 31, 2011			For the 3 Months Ended March 31, 2010
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ 45,652			$ (400,430)
Basic EPS
Income available to common stockholders	45,652	36,311,640	$ 0.00	(400,430)	30,356,274	$ 0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	45,652	36,341,353	$ 0.00	(400,430)	30,385,987	$ 0.00

NOTE I—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America. The line of credit for CKO is 14.75% interest and the line of credit for CYIOS Group (China Print) is 9.25%. The outstanding balances of the line of credit by Subsidiary as of March 31, 2011 are as follows:

CKO $ 36,023

CYIOS Group $ 10,485

$ 46,508

NOTE J—PREPAIDS

On September 29, 2009, the company issued 1,400,000 shares of common stock to a consulting firm for services to be rendered through September 15, 2011. The Company measured the value of the stock given for services at the date given, September 28, 2009 (measurement/grant date). The total value of the services has been estimated to be $98,000 which is based on a fair market value per share of $.07 on September 29, 2009. The $98,000 is to be amortized over 36 months. During the first quarter of 2011, the 1,400,000 shares of common stock were returned to the Company as the consulting firm had not performed any services during 2010 for us and do not plan on performing any services in 2011 and beyond. Since the consultant is in breach of the contract the shares were returned to the Company and will be returned to the outstanding shares.

On October 27, 2010, the Company issued 450,000 shares of common stock to a consulting firm for services to be rendered through April 2011. The Company measured the value of the stock given for services at the date given, October 27, 2010 (measurement/grant date). The total value of the services has been estimated to be $13,500 which is based on a fair market value per share of $.03 on October 27, 2010. The $13,500 is to be amortized over 6 months. The total amount charged to expenses for the 3 months ending March 31, 2011 was $6,750.

On October 25, 2010, the President and CEO of the Company personally transferred 750,000 shares of common stock to a consulting firm for services to be rendered through April 2011. The Company measured the value of the stock given for services at the date given, October 25, 2010 (measurement/grant date). The total value of the services has been estimated to be $15,000 which is based on a fair market value per share of $.02 on October 25, 2010. Since the President and CEO contributed 750,000 of his own personal common shares to pay for the contract, his loan with the Company has been reduced by $15,000. The $15,000 is to be amortized over 6 months. The total amount charged to expenses for the 3 months ending March 31, 2011 was $7,500.

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

The Company paid off the remaining principal balance of $36,000 on January 26, 2011 in full satisfaction of the outstanding Note Payable. The remaining shares not issued for conversion in the amount of 3,199,142 were removed from reserve.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the consolidated financial Statements and related notes thereto included elsewhere in this report.

INTRODUCTION

CYIOS Corporation and its subsidiaries are collectively referred to as CYIOS. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in the financial condition and results of operations and cash flows for 1st quarter ended March 31, 2011 and 2010 for CYIOS. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying unaudited consolidated financial statements prepared in accordance with U.S. GAAP.

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

Corporate Overview

CYIOS Corporation operates two subsidiaries. CYIOS Corporation and CKO Incorporated are the two vehicles where the company operates its business. The company, through its services subsidiary, CYIOS Corporation, provides innovative Business Transformation and Information Technology solutions to the United States Army, Department of Defense (DoD), and other prospective U.S. Government agencies. CYIOS Corporation supports its customers through a variety of current contract vehicles including prime contracts, subcontracts, sole source, blanket purchase agreements, and multiple award task orders extending well into 2011 and beyond. CYIOS Corporation has received many commendations for its outstanding customer service and support in systems integration and application development, knowledge management and business transformation, and program and project management. As a certified Small Business, CYIOS Corporation provides its services within the following North American Industry Classification System (NAICS) codes:

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

Recent Developments

In the 1st Quarter 2011, our numbers show a net income over last year at this time. Our sales up and our expenses are low. We are a public company without the benefits of raising capital for the company, but despite this fact, we have been able to sustain and grow.

Our industry is over $100 billion dollar industry and we have proven our capabilities and shown our successes. We issued an S-1 during 2010 and to date have not used it to raise capital.

FINANCIAL CONDITION

We currently have sufficient financial resources to support our operational (overhead) staff and to fund marketing and development of our product, CYIPRO. We are looking for, and engaged with, investors to raise capital for growth and to establish our advisory board.

OVERVIEW

CYIOS does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army. All of CYIOS’ revenue is derived from the services it provides for single and multiple year awards to different US Army and US Government agencies. CKO, Inc., one of the CYIOS subsidiaries provides a designed online office management product which is known as CYIPRO. For the three months ended March 31, 2011 and 2010, CYIOS received no revenue from CYIPRO.

RESULTS OF OPERATIONS

Revenue: Total sales for the 1st quarter 2011 were $472,596 as compared to $446,276 in sales for the 1st quarter 2010, an increase of approximately 5.90%.

Cost of Sales: Cost of sales for the 1st quarter 2011 were $271,652, resulting in a gross profit of $200,652 (42.52% gross profit margin) compared to cost of sales for the 1st quarter 2010 of $266,299, resulting in a gross profit of $179,977 (40.33% gross profit margin). Cost of sales have increased for the 1st quarter in 2011 as compared to 2010 by approximately 2.01% overall. Cost of sales consists solely of direct labor expense which can best be described as contracted services being rendered. We have to pay higher than average salaries to employ the best trained staff and we must also offer the best benefits for these staff.

Indirect Labor: Indirect labor expense decreased by $19,020 or approximately 12.03% to $139,050 for the 1st quarter ended 2011 from $158,070 for the 1st quarter ended 2010. A stock bonus was paid to our CEO and president. During the 1st quarter of 2010, the company’s board authorized the issuance of 5,000,000 shares valued at $.07 per share or $350,000 in total.

Consulting and Professional Fees: Consulting and professional fees for the 1st quarter ended 2011 was $242 as compared to $28,380 for the 1st quarter ended 2010, resulting in a decrease of $28,138. The overall decrease from 2011 to 2010 was a result of decrease in our use of consultants’ services and legal fees.

Depreciation and Interest Expense: Interest expense for the 1st quarter ended 2011 was $891, as compared to $2,647 for the 1st quarter ended 2010. Depreciation expense for the 1st quarter ended 2011 and 2010 was $0 and $196, respectively. The Company disposed of computer equipment during the 1st quarter 2011 resulting in a loss on disposal in the amount of $1,437.

Selling, General, and Administrative: Selling, general and administrative expenses for the 1st quarter ended of 2011 was $18,046 as compared to $28,254 for the 1st quarter ended 2010—a decrease of $10,208 or approximately 36.13%. Selling, general, and administrative expenses consist primarily of advertising, conference fees, fees, insurance, office supplies, rent, and travel and entertainment expenses.

Net Income/ (Loss) from Operations: Net income for the 1st quarter ended 2011 was $45,652 as compared to a net loss of $(400,430) for the 1st quarter ended 2010—an increase of $446,082, due mainly to $350,000 or stock compensation expense during the quarter ended March 31, 2010 that was not present in the quarter ended March 31, 2011. Additionally, sales were up for the 1st quarter of 2011 and expenses were down during the 1st quarter 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: At March 31, 2011, CYIOS had cash and cash equivalents of $37,011, compared with $31,961 at March 31, 2010, an increase of $5,050.

During the three months ending March 31, 2011, cash provided by operating activities was $50,369, consisting primarily of the net income for the three months ended March 31, 2011 of $45,652 offset by non-cash charges to:

· Loss on Disposal of Computer Equipment in the amount of $1,436;

· Value of Shares of Common Stock returned in the amount of $98,000;

· Working capital changes of $101,281, consisting of a net decrease of $69,908 in Accounts Receivable and Other Assets and a net increase of $31,373 in Accrued Expenses, Payroll Taxes Payable, and Accounts Payable.

Financing activities for the three months ended March 31, 2011 used cash in the amount of $40,961, consisting of:

· Payments made on the Line of Credit in the amount of $4,961.

· Payoff of the principal on Convertible Note Payable in the amount of $36,000.

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

OUTSTANDING SHARE DATA

The outstanding share data as of March 31, 2011 and 2010 is as follows:

	Number of shares
	outstanding
	2011	2010
Common Shares	37,311,640	35,698,877
Preferred Shares	29,713	29,713

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2011, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our 1st fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the year 2008, we became aware of the fact that the Shareholder Loan outstanding to our CEO and major shareholder is considered to be a prohibited transaction according to Section 402 of the Sarbanes-Oxley Act of 2002. However, Section 402 does contain a grandfather clause exempting from the prohibition any loans maintained by the issuer on July 30, 2002; provided, however, that there are no material modifications to, or renewal of the terms of, such loans following that date. A portion of the Shareholder Loan does meet the exemption rules of the grandfather clause; however, after that date additional amounts were added to the Shareholder Loan. The Company has addressed this issue and is disclosing the matter here and has executed a new promissory note for the full amount owed to the Company of $262,512. The terms of the promissory note state that the payoff of the note must be made within a reasonable amount of time and bears an interest rate of 8% per annum. The outstanding balance of the Shareholder Loan was $219,284 as of March 31, 2011. The Company will no longer make payments to the CEO or any other executive officer or director that would be classified as a loan.

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

As of March 31, 2011, and as a result of historical operating losses from prior years, our accumulated deficit was $24,218,993. Lenders generally regard an accumulated deficit as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

Risks Associated with our Business and Industry

We depend on contracts with federal government agencies for all of our revenue, and if our relationships with these agencies were harmed our future revenues and growth prospects would be adversely affected.

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the 1st quarter ended March 31, 2011, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future.

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

CYIOS Corporation

(Registrant)

/s/ Timothy Carnahan

Date: May 16, 2011 __________________________

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

1. I have reviewed this report on Form 10-Q for the quarter ended March 31, 2011 of CYIOS Corporation (“registrant”);

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and board of directors (or persons performing the equivalent functions):

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

Date: May 16, 2011

/s/ Timothy Carnahan

Chairman of the Board, Chief Executive Officer, and

Principal Financial Officer

Exhibit 32

STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANTTO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 In connection with the Quarterly Report on Form 10-Q of CYIOS Corporation for the nine months ended March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy Carnahan, our Chairman of the Board, Chief Executive Officer and Principal Financial Officer, certify that: * the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and * information contained in the Report fairly presents, in all material respects, our consolidated financial condition and results of operations. /s/ Timothy Carnahan Timothy CarnahanChairman of the Board, Chief Executive Officer, and Principal Financial Officer May 16, 2011 This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.