Form 10-Q
period 2011-06-30
CYIOS CORP
filed 2011-07-27
CIK 1091566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 3011

OR

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

YES x NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer Accelerated filer

¨ Non-accelerated filer (Do not check if a smaller reporting company)

x Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES x NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 36,311,640 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of July 27, 2011.

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

Table of Contents

Part I - FINANCIAL INFORMATION

Balance Sheet

Statement of Operations 3 months

Statement of Operations 6 months

Statement of Stockholders’ Equity

Statement of Cash Flows

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

Balance Sheet

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet

	As of	As of
	June 30,	December 31,
	2011 (unaudited)	2010 (audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 44,568	$ 27,603
Accounts Receivable	191,674	172,937
Interest Receivable--Related Party	34,663	25,903
Prepaid and Other Current Assets	550	76,717
TOTAL CURRENT ASSETS	271,455	303,160

FIXED ASSETS, NET	-	1,436

OTHER ASSETS
Related Party Loan	219,284	219,284
TOTAL OTHER ASSETS	219,284	219,284

TOTAL ASSETS	$ 490,739	$ 523,880

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Line of Credit	$ 41,271	$ 51,468
Convertible Note Payable	-	36,000
Accounts Payable	-	9,452
Accruals and Other Payables	59,190	60,888
TOTAL LIABILITIES	100,461	157,808

STOCKHOLDERS' EQUITY
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized:
29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized:
36,311,650 and 37,711,640 shares issued and outstanding)	36,311	37,711
Additional Paid-in-Capital	24,496,376	24,592,976
Accumulated Deficit	(24,142,439)	(24,264,645)
TOTAL STOCKHOLDERS' EQUITY	390,278	366,072

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 490,739	$ 523,880

The accompanying notes are an integral part of these unaudited consolidated financial statements

Statement of Operations 3 months

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations--(unaudited)

	For the three months ended June 30,
	2011	2010
SALES AND COST OF SALES
Sales	$ 495,049	$ 459,679
Cost of Sales	215,606	264,142
Gross Profit	279,443	195,537

EXPENSES
Selling, general and administrative	28,994	25,048
Payroll Expense--Indirect Labor	141,732	148,179
Consulting and Professional Fees Expense	34,100	18,876
Payroll Expense--Stock Compensation	-	-
Consulting Expense--Stock Compensation	2,250	21,667
Depreciation	-	196
TOTAL EXPENSES	207,076	213,966

Net Income/(Loss) from Operations	72,367	(18,429)

OTHER INCOME/(EXPENSE)
Interest Income--Related Party	4,386	4,674
Interest Expense	(2,514)	(2,635)
Loss on Disposal of Equipment	-	-
NET OTHER INCOME/(EXPENSE)	1,872	2,039

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	74,238	(16,390)

Net Income/(Loss)	$ 74,238	$ (16,390)

Net income/(loss) per share--basic and fully diluted	$ 0.00	$ (0.00)
Weighted average shares outstanding--basic and fully diluted	36,341,353	35,728,690

The accompanying notes are an integral part of these unaudited consolidated financial statements

Statement of Operations 6 months

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations--(unaudited)

	For the six months ended June 30,
	2011	2010
SALES AND COST OF SALES
Sales	$ 970,138	$ 905,955
Cost of Sales	487,257	530,441
Gross Profit	482,881	375,514

EXPENSES
Selling, general and administrative	44,611	53,300
Payroll Expense--Indirect Labor	283,389	306,249
Consulting and Professional Fees Expense	68,426	47,256
Payroll Expense--Stock Compensation	-	350,000
Consulting Expense--Stock Compensation	(31,833)	35,833
Depreciation	-	393
TOTAL EXPENSES	364,592	793,031

Net Income/(Loss) from Operations	118,288	(417,517)

OTHER INCOME/(EXPENSE)
Interest Income--Related Party	8,759	5,981
Interest Expense	(3,405)	(5,282)
Loss on Disposal of Equipment	(1,437)	-
NET OTHER INCOME/(EXPENSE)	3,918	699

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	122,206	(416,818)

Net Income/(Loss)	$ 122,206	$ (416,818)

Net income/(loss) per share--basic and fully diluted	$ 0.00	$ (0.01)
Weighted average shares outstanding--basic and fully diluted	36,341,353	35,728,590

The accompanying notes are an integral part of these unaudited consolidated financial statements

Statement of Stockholders’ Equity

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)

	Preferred	Preferred	Common	Common	Additional
	Shares	Stock	Shares	Stock	Paid-in	Accumulated
	(000's)		$(000's)	$	Capital	Deficit	Totals
Balances, December 31, 2009	29,713	$ 30	30,148,877	$ 30,149	$ 24,199,038	$ (23,870,594)	$ 358,623
Shares issued for consulting services	-	-	1,000,000	1,000	36,500	-	37,500
Shares issued to executive officer as a bonus	-	-	5,000,000	5,000	345,000	-	350,000
Portion of Note Payable converted to Shares	-	-	1,562,763	1,562	12,438	-	14,000
Net Income (loss)		-	-	-	-	(394,051)	(394,051)
Balances, December 31, 2010	29,713	$ 30	37,711,640	$ 37,711	$ 24,592,976	$ (24,264,645)	$ 366,072
Return of Shares issued for consulting services	-	-	(1,400,000)	(1,400)	(96,600)	-	(98,000)
Net Income (loss)	-	-	-	-	-	122,206	122,206
Balances, June 30, 2011	29,713	$ 30	36,311,640	$ 36,311	$ 24,496,376	$ (24,142,439)	$ 390,278

The accompanying notes are an integral part of these unaudited consolidated financial statements

Statement of Cash Flows

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income/(loss)	$ 122,206	$ (416,818)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	-	392
Loss on Disposal of Computer Equipment	1,436	-
Value of Shares returned for services not performed	(98,000)	374,000
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(18,737)	9,306
(Increase) in Interest Receivable--Related Party	(8,760)	-
Decrease in Prepaid and Other Current Assets	76,167	5,854
Increase in Accruals and Other Payables	(1,698)	4,733
(Decrease) in Accounts Payable	(9,452)	(50)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	63,162	(22,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Convertible Note Payable	-	50,000
Payoff of Convertible Note Payable	(36,000)	-
Principal Payments Made on line of Credit	(10,197)	(9,648)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(46,197)	40,352

NET INCREASE IN CASH AND
CASH EQUIVALENTS	16,965	17,769

CASH AND CASH EQUIVALENTS:
Beginning of Period	27,603	76,448

End of Period	$ 44,568	$ 94,217

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$ 2,514	$ 2,635
Taxes	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES:
Shares of Common Stock Returned for Consulting Services not Performed	$ (98,000)	$ -
Shares of Common Stock Issued for Prepaid Consulting Services	$ -	$ 18,000
Stock Issued for Consulting Services/Employee Bonus	$ -	$ 356,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS CORPORATION. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of five to seven years. Depreciation expense was $0 and $196 respectively for the three months ended June 30, 2011 and 2010. Depreciation expense was $0 and $393 respectively for the six months ended June 30, 2011 and 2010. The Company disposed of its computer equipment during the 1st Quarter 2011 and booked a loss of $1,437.

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

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended June 30, 2011 and 2010, the company incurred advertising expense of $3,757 and $1,875, respectively. For the six months ended June 30, 2011 and 2010, the company incurred advertising expense of $5,437 and $5,129, respectively.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it’s determined that the amounts are uncollectible. The Company did not have a balance in the allowance for doubtful accounts as of June 30, 2011 and 2010.

PREFERRED STOCK

As of June 30, 2011, the outstanding shares of preferred stock are 29,713.

COMMON STOCK

The following table recaps the capital account transactions occurring during the 1st and 2nd quarters of 2010:

Month/Description of transaction	Number of shares	Price per share	Total Value

March--Stock issued to Executive Officer as bonus	5,000,000	$ 0.07	$ 350,000
March--Stock issued for Consulting Services	100,000	$ 0.06	$ 6,000
March--Stock issued for Consulting Services	450,000	$ 0.04	$ 18,000
Total	5,550,000		$ 374,000

No activity in the 2nd quarter 2010.

The following table recaps the capital account transactions occurring during the 1st and 2nd quarters 2011:

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

No activity in the 2nd quarter 2011.

STOCK-BASED COMPENSATION

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company has awarded stock-based compensation both as restricted stock and stock options. Any stock options granted were immediately exercised upon grant.

STOCK OPTIONS AND WARRANTS

As of June 30, 2011, the Company does not have any outstanding stock options or warrants as shown in the following table:

	Stock/Options	Weighted average price per share	Aggregate intrinsic value
For the year ended December 31, 2010
Granted	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2010	-	-	-

For the period ended June 30, 2011
Granted	-	-	-
Exercised	-	-	-
Outstanding at June 30, 2011	-	-	-

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

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the six months ended June 30, 2011 and 2010 is as follows:

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

As of December 31, 2010, the Company had federal and state net operating loss carryforwards as follows of $6,640,437 which will expire at various times through the year 2030.

NOTE C—CONCENTRATION

The Company is either a prime or sub contractor on contracts with the Information Management Support Center U.S. Army and GOMO/SLD. Loss of these contracts could have a material effect upon the Company’s financial condition and results of operations.

NOTE D—SEGMENT REPORTING

Net sales and Profit/ (Loss) by Segment for the three months ended June 30, 2011 and 2010 are broken down as follows:

Net Sales by Segment	For the 3 months ended June 30, 2011
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$ 495,049	$ -	$ -	$ 495,049
Cost of Sales	215,606	-	-	215,606
Gross Profit	$ 279,443	$ -	$ -	$ 279,443

Profit/(Loss) by Segment	For the 3 months ended June 30, 2011
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$ 76,797	$ (297)	$ (2,263)	$ 74,238

Net Sales by Segment	For the 3 months ended June 30, 2010
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$ 459,679	$ -	$ -	$ 459,679
Cost of Sales	264,142	-	-	264,142
Gross Profit	$ 195,537	$ -	$ -	$ 195,537

Profit/(Loss) by Segment	For the 3 months ended June 30, 2010
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$ (14,682)	$ -	$ (1,708)	$ (16,390)

Net sales and Profit/ (Loss) by Segment for the six months ended June 30, 2011 and 2010 are broken down as follows:

Net Sales by Segment	For the 6 months ended June 30, 2011
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$ 970,138	$ -	$ -	$ 970,138
Cost of Sales	$ 487,257	-	-	487,257
Gross Profit	$ 482,881	$ -	$ -	$ 482,881

Profit/(Loss) by Segment	For the 6 months ended June 30, 2011
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$ 125,783	$ (673)	$ (2,903)	$ 122,206

Net Sales by Segment	For the 6 months ended June 30, 2010
	CYIOS	CYIOS Group	CKO	Totals
Sales, net	$ 905,955	$ -	$ -	$ 905,955
Cost of Sales	530,441	-	-	530,441
Gross Profit	$ 375,514	$ -	$ -	$ 375,514

Profit/(Loss) by Segment	For the 6 months ended June 30, 2010
	CYIOS	CYIOS Group	CKO	Totals
Net (Loss)	$ (413,406)	$ -	$ (3,412)	$ (416,818)

NOTE E—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator. Individuals who have been employed for one month and reached the age of 21 years are eligible to participate. Employees may contribute up to the legal amount allowed by law. The Company matches one quarter of the employee’s contribution up to a maximum of 4% of the employee’s wages. Employees are vested in the Company’s contribution 25% a year and are fully vested after four years. The Company’s contributions for the three months ended June 30, 2011 and 2010 were $3.527 and $3,855, respectively. The Company’s contribution for the six months ended June 30, 2011 and 2010 were $7,713 and $7,090, respectively.

NOTE F—COMMITMENTS/LEASES

The Company entered into a new lease agreement on September 20, 2010 for office space. The lease agreement is a month to month agreement that will automatically renew for consecutive periods of one month, for up to twelve months. The monthly fees range between $275 and $450. Total future payments through December 31, 2011 are $3,300.

Total rent expense for the three months ended June 30, 2011 and 2010 was $1,047 and $4,456, respectively. Total rent expense for the six months ended June 30, 2011 and 2010 was $2,297 and $8,852.

NOTE G—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders. The note is payable on demand and bears 8% interest per annum. The outstanding balance as of June 30, 2011 is $219,284.

Outstanding Interest Receivable as of June 30, 2011 is $34,663.

The above Related Party Loan is secured by 8,000,000 shares of stock owned by the related party.

NOTE H—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the three months ended June 30, 2011 and 2010 are as follows:

	For the 3 months ended June 30, 2011			For the 3 Months Ended June 30, 2010
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ 74,238			$ (16,390)
Basic EPS
Income available to common stockholders	74,238	36,311,640	$ 0.00	(16,390)	35,698,977	$ 0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	74,238	36,341,353	$ 0.00	(16,390)	35,728,690	$ 0.00

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the six months ended June 30, 2011 and 2010 are as follows:

	For the 6 months ended June 30, 2011			For the 6 Months Ended June 30, 2010
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ 122,206			$ (416,818)
Basic EPS
Income available to common stockholders	122,206	36,311,640	$ 0.00	(416,818)	35,698,877	$ 0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	122,206	36,341,353	$ 0.00	(416,818)	35,728,590	$ 0.00

NOTE I—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America. The line of credit for CKO is 14.75% interest and the line of credit for CYIOS Group (China Print) is 9.25%. The outstanding balances of the line of credit by Subsidiary as of June 30, 2011 are as follows:

CKO $ 34,989

CYIOS Group $ 6,282

$ 41,271

NOTE J—CONVERTIBLE NOTE PAYABLE

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

INTRODUCTION

CYIOS Corporation and its subsidiaries are collectively referred to as CYIOS. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in the financial condition and results of operations and cash flows for 2nd quarter ended June 30, 2011 and 2010 for CYIOS. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying unaudited consolidated financial statements prepared in accordance with U.S. GAAP.

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

In the 2nd Quarter 2011, we continue to show a net income over last year at this time. Sales are still steady and our expenses remain low. The Company has been marketing our product CYIPRO. The Company recently sent out a press release announcing that we are due to fully launch by mid August our “Cloud based Office that supports Microsoft 365 Cloud Services.” We anticipate that this will boost sales of our product CYIPRO to the government and non-government users.

Our industry is over $100 billion dollar industry and we have proven our capabilities and shown our successes. We issued an S-1 during 2010 and to date have not used it to raise capital.

FINANCIAL CONDITION

We currently have sufficient financial resources to support our operational (overhead) staff and to fund marketing and development of our product, CYIPRO. We are looking for, and engaged with, investors to raise capital for growth and to establish our advisory board, but currently we have not obtained any additional capital.

OVERVIEW

CYIOS does business as a leading systems integrator and Knowledge Management Solutions provider supporting the United States Army. All of CYIOS’ revenue is derived from the services it provides for single and multiple year awards to different US Army and US Government agencies. CKO, Inc., one of the CYIOS subsidiaries provides a designed online office management product which is known as CYIPRO. For the three months ended June 30, 2011 and 2010, CYIOS received no revenue from CYIPRO.

RESULTS OF OPERATIONS

Revenue: Total sales for the 2nd quarter 2011 were $495,029 as compared to $457,679 in sales for the 2nd quarter 2010, an increase of approximately 7.69%. Total sales for the 1st and 2nd quarters 2011 were $970,138 as compared to $905,955 for the 1st and 2nd quarters 2010, an of increase of 7.08%.

Cost of Sales: Cost of sales for the 2nd quarter 2011 were $215,606, resulting in a gross profit of $279,443 (56.45% gross profit margin) compared to cost of sales for the 2nd quarter 2010 of $264,142, resulting in a gross profit of $195,537 (42.54% gross profit margin). Cost of sales for the 1st and 2nd quarters 2011 were $487,257, resulting in a gross profit of $482,881 (49.77% gross profit margin). Cost of sales for the 1st and 2nd quarters 2010 were $530,441, resulting in a gross profit of $375,514 (41.45% gross profit margin). Cost of sales have decreased slightly for the first half of 2011 as compared to 2010 by approximately 8% overall. Cost of sales consists solely of direct labor expense which can best be described as contracted services being rendered. We have to pay higher than average salaries to employ the best trained staff and we must also offer the best benefits for these staff.

Indirect Labor: Indirect labor expense decreased by $6,447 or approximately 4.35% to $141,732 for the 2nd quarter ended 2011 from $148,179 for the 2nd quarter ended 2010. Indirect labor expense decreased by $22,860 or approximately 7.46% to $283,389 for the 1st and 2nd quarters ended 2011 from $306,249 for the 1st and 2nd quarters 2010. A stock bonus was paid to our CEO and president during the 1st quarter of 2010, the company’s board authorized the issuance of 5,000,000 shares valued at $.07 per share or $350,000 in total.

Consulting and Professional Fees: Consulting and professional fees for the 2nd quarter ended 2011 was $34,100 as compared to $18,876 for the 2nd quarter ended 2010, resulting in an increase of $15,224. Consulting and professional fees for the 1st and 2nd quarters ended 2011 were $68,426 as compared to $47,256 for the 1st and 2nd quarters ended 2010, resulting in an increase of $21,170. The overall increase from 2011 to 2010 was a result of incurring additional expense for use of consultants’ services to assist with hiring and placing new staff.

Depreciation and Interest Expense: Interest expense for the 2nd quarter ended 2011 was $2,514, as compared to $2,635 for the 2nd quarter ended 2010. Interest expense for the 1st and 2nd quarters ended 2011 was $3,405, as compared to $5,282 for the 1st and 2nd quarters ended 2010. Depreciation expense for the 2nd quarter ended 2011 and 2010 was $0 and $196, respectively. Depreciation expense for the 1st and 2nd quarters ended 2011 and 2010 was $0 and $393, respectively. The Company disposed of computer equipment during the 1st quarter 2011 resulting in a loss on disposal in the amount of $1,437.

Selling, General, and Administrative: Selling, general and administrative expenses for the 2nd quarter ended of 2011 was $28,994 as compared to $25,048 for the 2nd quarter ended 2010—an increase of $3,946 or approximately 15.75%. Selling, general and administrative expenses for the 1st and 2nd quarters ended 2011 was $44,611 as compared to $53,300 for the 1st and 2nd quarters ended 2010—a decrease of 8,689 or approximately 16.30%. Selling, general, and administrative expenses consist primarily of advertising, conference fees, fees, insurance, office supplies, rent, and travel and entertainment expenses.

Net Income/ (Loss) from Operations: Net income for the 2nd quarter ended 2011 was $74,238 as compared to a net loss of $(16,390) for the 2nd quarter ended 2010—an increase of $90,628. Net income for the 1st and 2nd quarters ended 2011 was 122,206 as compared to a net loss of $(416,818) for the 1st and 2nd quarters ended 2010—an increase of $539,024. Sales were up for the 1st quarter of 2011 and expenses were down during the 1st quarter 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: At June 30, 2011, CYIOS had cash and cash equivalents of $44,568, compared with $94,217 at June 30, 2010, a decrease of $49,649.

During the six months ending June 30, 2011, cash provided by operating activities was $63,162, consisting primarily of the net income for the six months ended June 30, 2011 of $122,206 offset by non-cash charges to:

· Loss on Disposal of Computer Equipment in the amount of 1,436;

· Value of Shares of Common Stock returned in the amount of $98,000;

· Working capital changes of $37,520, consisting of a net decrease of $48,670 in Accounts Receivable Related Party Interest Receivable and Other Assets and a decrease of $11,150 in Accrued Expenses, Payroll Taxes Payable, and Accounts Payable.

Financing activities for the six months ended June 30, 2011 used cash in the amount of $46,198, consisting of:

· Payments made on the Line of Credit in the amount of $10,198.

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

OUTSTANDING SHARE DATA

The outstanding share data as of June 30, 2011 and 2010 is as follows:

	Number of shares
	outstanding
	2011	2010
Common Shares	36,311,640	35,699,877
Preferred Shares	29,713	29,713

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2011, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our 2nd fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the year 2008, we became aware of the fact that the Shareholder Loan outstanding to our CEO and major shareholder is considered to be a prohibited transaction according to Section 402 of the Sarbanes-Oxley Act of 2002. However, Section 402 does contain a grandfather clause exempting from the prohibition any loans maintained by the issuer on July 30, 2002; provided, however, that there are no material modifications to, or renewal of the terms of, such loans following that date. A portion of the Shareholder Loan does meet the exemption rules of the grandfather clause; however, after that date additional amounts were added to the Shareholder Loan. The Company has addressed this issue and is disclosing the matter here and has executed a new promissory note for the full amount owed to the Company of $262,512. The terms of the promissory note state that the payoff of the note must be made within a reasonable amount of time and bears an interest rate of 8% per annum. The outstanding balance of the Shareholder Loan was $219,284 as of June 30, 2011. The Company will no longer make payments to the CEO or any other executive officer or director that would be classified as a loan.

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

As of the fiscal year ended December 31, 2010, and as a result of historical operating losses from prior years, our accumulated deficit was $24,264,645. Lenders generally regard an accumulated deficit as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

Risks Associated with our Business and Industry

We depend on contracts with federal government agencies for all of our revenue, and if our relationships with these agencies were harmed our future revenues and growth prospects would be adversely affected.

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the 1st and 2nd quarters ended June 30, 2011, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future.

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

CYIOS Corporation

(Registrant)

/s/ Timothy Carnahan

Date: July 27, 2011 __________________________

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

  I have reviewed this report on Form 10-Q for the quarter ended June 30, 2011 of CYIOS Corporation (“registrant”);
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

Date: July 27, 2011

/s/ Timothy Carnahan

Chairman of the Board, Chief Executive Officer, and

Principal Financial Officer

Exhibit 32

STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANTTO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 In connection with the Quarterly Report on Form 10-Q of CYIOS Corporation for the six months ended June 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy Carnahan, our Chairman of the Board, Chief Executive Officer and Principal Financial Officer, certify that: * the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and * information contained in the Report fairly presents, in all material respects, our consolidated financial condition and results of operations. /s/ Timothy Carnahan Timothy CarnahanChairman of the Board, Chief Executive Officer, and Principal Financial Officer 10:47 AM 07/27/11, 2011 This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.