Form 10-Q/A
period 2011-06-30
CYIOS CORP
filed 2011-08-26
CIK 1091566

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 36,311,640 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of August 24, 2011.

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

Table of Contents

Part I - FINANCIAL INFORMATION

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet
	June 30,	December 31,
	2011 (unaudited)	2010 (audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 44,568	$ 27,603
Accounts Receivable	191,674	172,937
Interest Receivable--Related Party	34,663	25,903
Prepaid and Other Current Assets	550	76,717
TOTAL CURRENT ASSETS	271,454	303,160

FIXED ASSETS, NET	-	1,436

OTHER ASSETS
Related Party Loan	219,284	219,284
TOTAL OTHER ASSETS	219,284	219,284

TOTAL ASSETS	$ 490,739	$ 523,880

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Line of Credit	$ 41,270	$ 51,468
Convertible Note Payable	-	36,000
Accounts Payable	-	9,452
Accruals and Other Payables	59,190	60,888
TOTAL LIABILITIES	100,460	157,808

STOCKHOLDERS' EQUITY
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 36,311,650 and 37,711,640 shares issued and outstanding)	36,311	37,711
Additional Paid-in-Capital	24,496,376	24,592,976
Accumulated Deficit	(24,142,438)	(24,264,645)
TOTAL STOCKHOLDERS' EQUITY	390,279	366,072
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 490,739	$ 523,880

the accompanying notes are an integral part of these unaudited consolidated financial statements

Balance Sheet (Parenthetical)

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)

STOCKHOLDERS' EQUITY
Convertible Preferred stock par value	$ 0.001	$ 0.001
Convertible Preferred Stock authorized	5,000,000	5,000,000
Convertible Preferred Stock issued	29,713	29,713
Convertible Preferred Stock outstanding	29,713	29,713
Common Stock par value	$ 0.001	$ 0.001
Common Stock shares authorized	100,000,000	100,000,000
Common Stock shares issued	36,311,650	37,711,640
Common Stock shares outstanding	36,311,650	37,711,640

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

Statement of Operations 6 months

Consolidated Statement of Operations COMPREHENSIVE--(unaudited)

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations COMPREHENSIVE--(unaudited)

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balances, December 31, 2009	29,713	$ 30	30,148,877	$ 30,149	$ 24,199,038	$ (23,870,594)	$ 358,623
Shares issued for consulting services	-	-	1,000,000	1,000	36,500	-	37,500
Shares issued to executive officer as a bonus	-	-	5,000,000	5,000	345,000	-	350,000
Portion of Note Payable converted to Shares	-	-	1,562,763	1,562	12,438	-	14,000
Net Income (loss)		-	-	-	-	(394,051)	(394,051)
Balances, December 31, 2010	29,713	$ 30	37,711,640	$ 37,711	$ 24,592,976	$ (24,264,645)	$ 366,072
Return of Shares issued for consulting services	-	-	(1,400,000)	(1,400)	(96,600)	-	(98,000)
Net Income (loss)	-	-	-	-	-	122,206	122,206
Balances, June 30, 2011	29,713	$ 30	36,311,640	$ 36,311	$ 24,496,376	$ (24,142,439)	$ 390,278

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

CYIOS Corporation

(Registrant)

/s/ Timothy Carnahan

Date: August 24, 2011 __________________________

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

  I have reviewed this report on Form 10-Q/A for the quarter ended June 30, 2011 of CYIOS Corporation (“registrant”);
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

Date: August 24, 2011

/s/ Timothy Carnahan

Chairman of the Board, Chief Executive Officer, and

Principal Financial Officer

Exhibit 32

STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANTTO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 In connection with the Quarterly Report on Form 10-Q/A of CYIOS Corporation for the six months ended June 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy Carnahan, our Chairman of the Board, Chief Executive Officer and Principal Financial Officer, certify that: * the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and * information contained in the Report fairly presents, in all material respects, our consolidated financial condition and results of operations. /s/ Timothy Carnahan Timothy CarnahanChairman of the Board, Chief Executive Officer, and Principal Financial Officer 10:47 AM 07/27/11, 2011 This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.