Form 10-K/A
period 2010-12-31
CYIOS CORP
filed 2011-10-05
CIK 1091566

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

 Yes X No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of CYIOS Corporation (consisting solely of 17,485,346 shares of common stock, $0.001 par value) was approximately $524,560 based on the average bid and asked price of such common stock ($.03) as of June 30, 2010.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

PART I. 1

Item 1. Description of Business. 4

Item 1A. Risk Factors. 4

Item 2. Description of Property. 10

Item 3. Legal Proceedings. 11

PART II. 11

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities 11

Item 6. Selected Financial Data. 12

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations. 13

Item 7A. Quantitaative and Qualititative Disclosures about Market Risk. 13

Item 8. Financial Statements and Supplementary Data. F-17

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. 17

Item 9A (T) Controls and Procedures. 17

Item 9B. Other Information. 18

PART III. 19

Item 10. Directors, Executive Officers, Promoters, Control Persons ans Corporate Governance; Compliance With Section 16(A) of the Exchange Act 19

Item 11. Executive Compensation. 20

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

...................... Matters. 21

Item 13. Certain Relationships and Related Transactions, and Director Independence. 21

Item 14. Principal Accountant Fees and Services. 21

PART IV..

Item 15. Exhibits. 22

Signatures. 24

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

The tools of our full online office suite include e-mail, document and file management, calendar, tasks, meetings, contacts, project management, reporting, and timesheet management. The power of managing knowledge and collaboration is unleashed when all of these individual components are shared and used within an entire organization, a division, or a project team. We believe CYIPRO™ will remove the dependency of working from an organization’s office, which will free employees to access their e-mail, documents, projects, contacts, and reports from any geographic location at any time. We believe operational costs are also reduced as CYIPRO™ helps small businesses eliminate the burdensome expenses of owning and maintaining servers, associated software, and an internal or outsourced IT staff.

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

Employees

As of December 31, 2010, we had 16 full-time employees, with 1.5 in executive management and administration, 2 in product development and technical operations, and 14 on service contracts on either prime or subcontracted contracts with the United States federal government.

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

As of the fiscal year ended December 31, 2010, and as a result of historical operating losses from prior years, our accumulated deficit was $24,210,983. Lenders generally regard an accumulated deficit as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

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

The federal government may modify, curtail or terminate our contracts at any time prior to their completion, which would have a material adverse effect on our business.

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

Item 3. Legal Proceedings.

As of the date of this annual report on Form 10-K/A for the fiscal year ended December 31, 2010, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated.

In addition, during the past ten years, none of our directors, executive officers or control persons has been involved in any of the following events:

· any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

· any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

· being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

· being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

· Any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

· Any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement114 to such actions; and

· Any disciplinary sanctions or orders imposed by a stock, commodities or derivatives

· Exchange or other self-regulatory organization.

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

Recent Sales of Unregistered Securities

There were no previously unreported sales of unregistered securities during the fiscal years ended December 31, 2010 and 2009. All sales of securities during 2010 and 2009 are outlined in Note F of the notes to the audited financial statements and all of those sales were registered securities.

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

Overview

We believe that we are a leading systems integrator and knowledge management solutions provider supporting the United States Army and federal government agencies and because we are in the service industry, we have created a product to help complement our services. This product is in the CKO Inc. company and has generated no income during the process of building the product. We intend on offering the product for sale middle of 4qtr. All of our revenue is derived from the services provided pursuant to single and multiple year awards to different U.S. Army and federal government agencies. CKO, Inc., one of our operating subsidiaries, provides a designed online office management product which is known as CYIPRO™. For the years ended December 31, 2010 and 2009, we received no revenue from CYIPRO™.

Results of Operations

Sales/Net Profit

The total sales for our active subsidiary, CYIOS Corporation, a District of Columbia corporation, for the fiscal year ended December 31, 2010, were $1,849,804 compared to $1,881,897 for the fiscal year ended December 31, 2009; a decrease in sales of $32,093 or 1.71%. Our other active subsidiary, CKO, Inc., a District of Columbia corporation, produced no revenue for the fiscal years ended December 31, 2010 and 2009. Operating net loss for the year ended December 31, 2010 was $394,051, a net operating loss per share of $.01, compared to a net operating loss for the fiscal year ended December 31, 2009 of $21,044, or a net operating loss per share of $.00. Net income from discontinued operations was $0 for the year ended December 31, 2010 and $17,068 for the year ended December 31, 2009. Total net loss for the year ended December 31, 2010 was $394,051 or a net loss per share of $.01 as compared to total net loss for the year ended December 31, 2009 in the amount of $3,976 or a net loss per share of $.00. Included in the net loss for the year ended December 31, 2010 is a non-cash expense for stock compensation in the amount of $416,167. This non-cash expense in the amount of $416,167 is the aggregate market value for the issuance of stock to the President and CEO in the amount of $350,000 for a bonus for past performance and the remaining $66,167 was issued to consultants for their services performed during 2010. In 2006, management made the decision to expand our operations by attempting to increase our business with the Department of Defense and the rest of the federal government. In order to achieve this goal, we have actively bid on request for proposals by different departments and their agencies. We have, and will continue to invest all of our earnings into additional personnel to help achieve this goal. We believe that our efforts in working to achieve the aforementioned goals will help turn our operating losses into a net profit in the 2 fiscal years and beyond. We are also aggressively marketing the sale of our product CYIPRO™ to Department of Defense, government and small businesses. In the latter part of 2010 and in early 2011 we have launched a new marketing campaign to inform the public about our product CYIPRO™.

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

Other Expenses/Stock Compensation

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

During the fiscal year ended December 31, 2010, cash used in operating activities was $78,475, consisting primarily of the Net Loss of $399,401 offset by:

· Non-cash charges related to Depreciation charges of $784, Valuation of Shares issued for consulting services of $387,500, Valuation of Shares issued for a reduction in the Convertible Note Payable of $14,000; and

· Working capital changes of $81,358, consisting primarily of a net increase in Accounts Receivable, Other Assets in the amount of $52,177 offset by a net decrease in Payroll Taxes Payable, Accounts Payable, and Accruals in the amount of $29,181.

Cash provided by investing activities for the fiscal year ended December 31, 2010 was $15,000 for the payments received on the Related Party Loan.

Cash provided by financing activities for the fiscal year ended December 31, 2010 was $14,630; consisting primarily of:

· Proceeds from the issuance of a Convertible Note Payable in the amount of $50,000; and

· Principal Reduction on Convertible Note Payable in the amount of $14,000; and

· Payments made on the Line of Credit in the amount of $21,370.

Our long-term working capital and capital requirements will depend upon numerous factors, including our efforts to continue to improve operational efficiency and conserve cash. We are not aware of any known trends or demands, commitments, events or uncertainties that will result in or will reasonably likely result in our liquidity increasing or decreasing in a material way. We do not have any material commitments for capital expenditures as of the fiscal year end December 31, 2010. And, we are not aware of any material trends favorable/unfavorable in our capital resources that may materially change our equity or debt.

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

Item 8. Financial Statements.

CYIOS Corporation and Subsidiaries

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

/s/ Jewett, Schwartz, Wolfe and Associates

Hollywood, Florida February 23, 2010
CYIOS Corporation and Subsidiaries
Consolidated Balance Sheets

	As of	As of
	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 27,603	$ 76,448
Accounts Receivable	172,937	114,596
Prepaid and Other Current Assets	102,620	101,697
TOTAL CURRENT ASSETS	303,160	292,741

FIXED ASSETS, NET	1,436	2,220

OTHER ASSETS
Related Party Loan	219,284	234,284
TOTAL OTHER ASSETS	219,284	234,284

TOTAL ASSETS	$ 523,880	$ 529,245

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Line of Credit	$ 51,467	$ 71,100
Convertible Note Payable	36,000	-
Accounts Payable	9,452	4,045
Accruals and Other Payables	60,888	95,476
TOTAL LIABILITIES	157,808	170,621

STOCKHOLDERS' EQUITY
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 37,711,640 and 30,148,877 shares issued and outstanding)	37,711	30,149
Additional Paid-in-Capital	24,592,976	24,199,038
Accumulated Deficit	(24,264,645)	(23,870,593)
TOTAL STOCKHOLDERS' DEFICIT	366,072	358,624

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 523,880	$ 529,245

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statements of Operations

	For the years ended December 31,
	2010	2009
SALES AND COST OF SALES
Sales	$ 1,849,804	$ 1,881,897
Cost of Sales	1,078,841	1,094,786
Gross Profit	770,964	787,111

EXPENSES
Selling, general and administrative	94,933	68,885
Payroll Expense--Indirect Labor	595,592	598,225
Consulting and Professional Fees Expense	67,181	55,909
Payroll Expense--Stock Compensation	350,000	-
Consulting Expense--Stock Compensation	66,167	81,208
Depreciation	784	784
TOTAL EXPENSES	1,174,656	805,011

Net Income/(Loss) from Operations	(403,692)	(17,900)

OTHER INCOME/(EXPENSE)
Interest Income--Related Party	17,741	5,120
Interest Expense	(8,100)	(8,264)
NET OTHER INCOME/(EXPENSE)	9,641	(3,144)

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	(394,051)	(21,044)

NET INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	-	17,068

Net Income/(Loss)	$ (394,051)	$ (3,976)

Net income/(loss) per share--basic and fully diluted	$ (0.01)	$ (0.00)
Weighted average shares outstanding--basic and fully diluted	36,836,542	27,828,635

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balances, December 31, 2008	29,713	$ 30	26,857,210	$ 26,857	$ 24,014,663	$ (23,866,618)	$ 174,932
Shares issued for consulting services	-	-	2,366,667	2,367	159,300	-	161,667
Shares issued to employees	-	-	125,000	125	5,875	-	6,000
Shares sold	-	-	800,000	800	19,200	-	20,000
Net Income (loss)	-	-	-	-	-	(3,976)	(3,976)
Balances, December 31, 2009	29,713	$ 30	30,148,877	$ 30,149	$ 24,199,038	$ (23,870,594)	$ 358,623
Shares issued for consulting services	-	-	1,000,000	1,000	36,500	-	37,500
Shares issued to executive officer as a bonus	-	-	5,000,000	5,000	345,000	-	350,000
Portion of Note Payable converted to Shares	-	-	1,562,763	1,562	12,438	-	14,000
Net Income (loss)	-	-	-	-	-	(394,051)	(394,051)
Balances, December 31, 2010	29,713	$ 30	37,711,640	$ 37,711	$ 24,592,976	$ (24,264,645)	$ 366,072

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	For the years ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)
From Continuing Operations	$ (394,051)	$ (21,044)
From Discontinued Operations	-	17,068
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	784	784
Value of Shares Issued for consulting/employee services	387,500	167,667
Note Payable Converted into Shares	14,000	-
Reduction in Liabilities from Discontinued Operations	-	(17,068)
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(58,341)	(91,415)
(Increase)/Decrease in Prepaid and Other Current Assets	(923)	(85,579)
Increase/(Decrease) in Accruals and Other Payables	(34,588)	73,029
Increase/(Decrease) in Accounts Payable	5,407	(25,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(80,212)	18,442
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in Related Party Loan	15,000	28,228
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,000	28,228
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock	-	20,000
Proceeds Received from Payments made on Stock Subscription Receivable	-	-
Proceeds from Issuance of Convertible Note Payable	50,000	-
Principal Reduction on Convertible Note Payable--shares issued	(14,000)
Principal Payments Made on line of Credit	(19,633)	(17,292)
Proceeds Received from Draw on Line of Credit	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,367	2,708
NET INCREASE/(DECREASE) IN CASH AND
CASH EQUIVALENTS	(48,845)	49,378
CASH AND CASH EQUIVALENTS:
Beginning of Period	76,448	27,070

End of Period	$ 27,603	$ 76,448
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$ 8,100	$ 8,264
Taxes	$ -	$ -
NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Consulting Services	$ 37,500	$ 89,833
Stock Issued for Consulting Services/Employee Bonus	$ 356,000	$ 77,834
Stock Issued for a portion of Convertible Note Payable	$ 14,000	$ -

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—The consolidated financial statements of CYIOS Corporation (The Company), formerly China Print, Inc. include its subsidiary by the same name CYIOS Corporation and CKO, Inc. The Company, through its subsidiary CYIOS Corporation does business as a leading systems integrator and Knowledge Management Solutions provider supporting the DoD and Government. The company contracts its services for single and multiple year awards to different DoD and US Government agencies. CKO Inc. owns a custom designed online office management product. The company launched this product in November of 2005 to the general public and commercial businesses.

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

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $(4,760) and $1,352 in 2010 and 2009, respectively. No tax benefits have been recorded for the nondeductible (tax) expenses (including stock for services) totaling $17,624,208.

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

During 2010, the Company issued 7,562,763 common shares to investors, employees, and consultants. The shares issued as stock compensation were valued at the fair market value price at date of issuance and were registered securities. The issuance of the shares and the value is detailed in the following table:

Month/Description of transaction	Number of shares	Price per share	Total Value

March 17, 2010—Officer Stock Bonus	5,000,000	$ 0.0700	$ 350,000
March 24, 2010—Consulting Services	100,000	$ 0.0600	$ 6,000
March 31, 2010—Consulting Services	450,000	$ 0.0400	$ 18,000
August 20, 2010—Debt Conversion	133,333	$ 0.0150	$ 2,000
October 19, 2010—Debt Conversion	540,541	$ 0.0074	$ 4,000
October 27, 2010—Consulting Services	450,000	$ 0.0300	$ 13,500
December 13, 2010—Debt Conversion	888,889	$ 0.0090	$ 8,000
Total	7,562,763		$ 401,500

During 2009, the Company issued 3,291,667 common shares to investors, employees, and consultants. The shares issued as stock compensation were valued at the fair market value price at date of issuance and were registered securities. The issuance of the shares and the value is detailed in the following table:

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

Compensation expense for common stock is recognized on the date of the grant at the closing price of the stock on the date of the grant because the options are immediately exercised on that same date

Our statement of operations for the years ended December 31, 2010 and 2009 included stock-based compensation of $387,500 and $167,667, respectively.

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

Total rent expense for 2010 and 200 was $12,905 and $17,715 respectively.

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

CKO	$ 39,861
CYIOS Group	11,607
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

NOTE M—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the years ended December 31, 2010 and 2009 are as follows:

December 31, 2010				December 31, 2009
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ (394,051)			$ (3,976)
Basic EPS
Income available to common stockholders	(394,051)	34,839,166	$ (0.01)	(3,976)	27,798,922	$ 0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	(394,051)	36,836,542	$ (0.01)	(3,976)	27,828,635	$ 0.00

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

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Timothy Carnahan, Chief Executive Officer	2010	$200,013	--	$350,000 (A)	--	--	--	--	$550,013
(A) This stock award was paid to the CEO for his outstanding performance during the year in obtaining and retaining key contracts. He was issued 5,000,000 shares of the Company’s Common Stock at $.07 per share which was the market price at the date of issuance of the shares.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have determined that our sole director, Timothy Carnahan, is not independent based on an analysis of the standards for independence set forth in Section 121A of the American Stock Exchange Company Guide. Mr. Carnahan has an outstanding promissory note with the Company in the amount of $219,284. This promissory note existed prior to the Company going public and the terms of the promissory note are described in Note J of the notes to the audited financial statements.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

Year Ended December 31,	2010			2009
	Silverstein Ungar, LLC (7)	JSW & Assoc. (6)	Anderson (5)	JSW & Assoc. (6)	Anderson (5)	Baum (6)
Audit Fees (1)	$ 15,000	$ -	$ -	$ 15,000	$ -	$ -
Audit Related Fees (2)	-	7,500	-	5,000	-	2,500
Tax Fees (3)	-	-	-	-	1,500	-
All Other Fees (4)	-	-	16,487	-	7,425

Total Accounting Fees and Services	$ 15,000	$ 7,500	$ 16,487	$ 20,000	$ 8,925	$ 2,500

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

(7) As disclosed in a current report on Form 8-K filed with the SEC, Jewett, Schwartz, Wolfe, & Associates (JSW & Assoc.) was dismissed as our independent auditor, and we appointed Silverstein Ungar, LLC as our new independent auditor for the fiscal year ended December 31, 2010.

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant.

PART IV

Item 15. Exhibits.

No.	Description of Exhibit

2.1

Stock acquisition agreement by and between cyios corporation (formerly china printing, Inc.) and timothy carnahan dated September 19, 2005, incorporated by reference to exhibit 1.01 on form 8-k filed September 16, 2005

3(i)(1)	Articles of Incorporation of CYIOS Corporation, dated October 11, 1997, incorporated by reference to Exhibit 2.A on Form 10-SB filed September 3, 1999.
3(i)(2)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated April 26, 1999, incorporated by reference to Exhibit 2.B on Form 10-SB filed September 3, 1999.
3(i)(3)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated November 8, 2001, incorporated by reference to Exhibit 4.3 on Form S-8 filed November 29, 2007.
3(i)(4)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated April 7, 2005, incorporated by reference to Exhibit 4.4 on Form S-8 filed November 29, 2007.
3(i)(5)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated October 21, 2005, incorporated by reference to Exhibit 4.5 on Form S-8 filed November 29, 2007
3(i)(6)	certificate of designation, dated June 1, 1999, incorporated by reference to exhibit 3(i)on form 10-k/a filed on march 26, 2010
4.1	Bylaws of CYIOS Corporation, dated October 15, 1999, incorporated by reference to Exhibit 2.D on Form 10-SB filed September 3, 1999.
4.2	2007 Equity Incentive Plan, incorporated by reference to Exhibit 4.7 on Form S-8 filed November 29, 2007.
14.1	code of business and ethics, incorporated by reference to exhibit 14 on form 10-ksb filed on April 20, 2004.
15.1	Letter regarding change in certifying accountant, incorporated by reference to exhibit 15 on form 8-k/a filed on march 31, 2011.
21.1	Subsidiaries of CYIOS Corporation.*

23.1	Independent Auditor’s consent
31.1

Certification of CYIOS Corporation president, Chief Executive Officer , Principal Financial Officer and director, Timothy Carnahan, required by Rule 13a-14(a) or Rule 15d-14(a), dated October 5, 2011.*

32.1	Certification of CYIOS Corporation president, Chief Executive Officer, Principal Financial Officer, and director Timothy Carnahan, required by Rule 13a-14(b) or Rule 15d-14(b), dated October 5, 2011.*

* Filed herewith.

Exhibit 21.1

Subsidiaries

CYIOS Corporation, a District of Columbia corporation

CKO, Inc., a District of Columbia corporation

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTant

I consent to the incorporation by reference in the Registration Statement on Form 10-K/A of CYIOS Corporation of my report dated February 23, 2010 with respect to the consolidated financial statements of CYIOS Corporation included in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on April 15, 2011.

/s/
Jewett, Schwartz, Wolfe & Associates
Florida October 5, 2011

Exhibit 31.1

Certification

I, Timothy Carnahan, certify that:

1. I have reviewed this annual report on Form 10-K/A for the year ended December 31, 2010 of CYIOS Corporation;

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

Date: October 5, 2011
	By:	/s/
Timothy Carnahan
President, Chief Executive Officer, Principal Financial Officer, & Director

Exhibit 32.1

Certification

In connection with the annual report of CYIOS Corporation (the “Company”) on Form 10-K/A for the period ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, Timothy Carnahan, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), that based on my knowledge:

1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the end of the periods covered by the Annual Report.
Date: October 5, 2011
	By:	/s/
Timothy Carnahan
President, Chief Executive Officer, Principal Financial Officer, & Director

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 5, 2011
CYIOS Corporation

	By:	/s/
Timothy W. Carnahan
President, Chief Executive Officer, Principal Financial Officer & Director