Form 10-K/A
period 2010-12-31
CYIOS CORP
filed 2011-10-25
CIK 1091566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Overview

We are a leading systems integrator and knowledge management solutions provider presently with the U.S. Department of Defense and we have one of the largest knowledge management systems. We have been working to expand into the non-governmental sector by marketing our product CYIPROTM in hopes to generate revenue. This product is in the CKO Inc. subsidiary company and has generated no income during the process of building the product. We intend on offering the product for sale in the middle of 4th quarter in hopes that this product will make us a leading systems integrator and knowledge management solutions provider in the non-governmental market. All of our revenue is derived from the services provided pursuant to single and multiple year awards to different U.S. Army and federal government agencies. CKO, Inc., one of our operating subsidiaries, provides a designed online office management product which is known as CYIPRO™. For the years ended December 31, 2010 and 2009, we received no revenue from CYIPRO™.

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

Our long-term working capital and capital requirements will depend upon numerous factors, including our efforts to continue to improve operational efficiency and conserve cash. We are not aware of any known trends or demands, commitments, events or uncertainties that will result in or will reasonably likely result in our liquidity increasing or decreasing in a material way. We do not have any material commitments for capital expenditures as of the fiscal year end December 31, 2010. And, we are not aware of any material trends favorable/unfavorable in our capital resources that may materially change our equity or debt. We do not believe that changes in the spending policies of the U.S. government, such as potential decreases in the budgets of federal agencies, including the Department of Defense, or delays in the passage of the U.S. Government budget to be uncertainties that are reasonably likely to have a material impact on our liquidity and results of operations. Many budget cuts have been made since 2001 and we have not been materially impacted at all by those budget changes.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

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
31.1

Certification of CYIOS Corporation president, Chief Executive Officer , Principal Financial Officer and director, Timothy Carnahan, required by Rule 13a-14(a) or Rule 15d-14(a), dated October 25, 2011.*

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
Florida October 25, 2011

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

Date: October 25, 2011
	By:	/s/
Timothy Carnahan
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, & Director

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
Date: October 25, 2011
	By:	/s/
Timothy Carnahan
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, & Director

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 2011
CYIOS Corporation

	By:	/s/
Timothy W. Carnahan
President, Chief Executive Officer, Principal Financial officer, Principal Accounting Officer & Director