Form 10-Q
period 2011-09-30
CYIOS CORP
filed 2011-11-02
CIK 1091566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2011

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
(202) 204-3006
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. xYES _NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES x NO_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer Accelerated filer

_ Non-accelerated filer (Do not check if a smaller reporting company)

x Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES x NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 36,311,640 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of October 31, 2011.

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

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2011 (unaudited)	2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 36,694	$ 27,603
Accounts Receivable	173,640	172,937
Related Party Interest Receivable	39,047	25,903
Prepaid and Other Current Assets	550	76,717
TOTAL CURRENT ASSETS	249,932	303,160
FIXED ASSETS, NET	-	1,436
OTHER ASSETS
Related Party Loan	219,284	219,284
TOTAL OTHER ASSETS	219,284	219,284
TOTAL ASSETS	$ 469,216	$ 523,880

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Line of Credit	$ 34,440	$ 51,468
Convertible Note Payable	-	36,000
Accounts Payable	-	9,452
Accruals and Other Payables	62,343	60,888
TOTAL LIABILITIES	96,783	157,808

STOCKHOLDERS' EQUITY
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized:29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 36,311,640 and 37,711,640 shares issued and outstanding)	36,311	37,711
Additional Paid-in-Capital	24,496,376	24,592,976
Accumulated Deficit	(24,160,284)	(24,264,645)
TOTAL STOCKHOLDERS' EQUITY	372,433	366,072
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 469,216	$ 523,880

The accompanying notes are an integral part of these unaudited consolidated financial statements

Balance Sheet Parenthetical

	September 30, 2011	December 31, 2010

STOCKHOLDERS' EQUITY
Convertible Preferred stock par value	$ 0.001	$ 0.001
Convertible Preferred Stock authorized	5,000,000	5,000,000
Convertible Preferred Stock issued	29,713	29,713
Convertible Preferred Stock outstanding	29,713	29,713
Common Stock par value	$ 0.001	$ 0.001
Common Stock shares authorized	100,000,000	100,000,000
Common Stock shares issued	36,311,640	37,711,640
Common Stock shares outstanding	36,311,640	37,711,640

The accompanying notes are an integral part of these unaudited consolidated financial statements

Consolidated Statement of Operations

CYIOS Corporation and Subsidiaries
Consolidated Statements of Operations--(unaudited)

	For the three months ended September 30,
	2011	2010
SALES AND COST OF SALES
Sales	$ 482,993	$ 427,825
Cost of Sales	251,144	275,999
Gross Profit	231,849	151,826

EXPENSES
Selling, general and administrative	50,271	25,805
Payroll Expense--Indirect Labor	177,734	150,498
Consulting and Professional Fees Expense	24,460	10,336
Consulting Expense--Stock Compensation	-	12,667
Depreciation	-	196
TOTAL EXPENSES	252,465	199,502

Net Income/(Loss) from Operations	(20,616)	(47,676)

OTHER INCOME/(EXPENSE)
Interest Income--Related Party	4,385	4,674
Interest Expense	(1,449)	(2,515)
NET OTHER INCOME/(EXPENSE)	2,936	2,159

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS)	$ (17,680)	$ (45,517)

Net income/(loss) per share--basic and fully diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding--basic and fully diluted	36,341,353	35,788,010

The accompanying notes are an integral part of these unaudited consolidated financial statements

Consolidated Statement of Operations COMPREHENSIVE--(unaudited)

CYIOS Corporation and Subsidiaries
Consolidated Statements of Operations--(unaudited)

	For the nine months ended September 30,
	2011	2010
SALES AND COST OF SALES
Sales	$ 1,453,131	$ 1,333,780
Cost of Sales	738,402	806,441
Gross Profit	714,729	527,339

EXPENSES
Selling, general and administrative	95,965	79,251
Payroll Expense--Indirect Labor	460,205	456,599
Consulting and Professional Fees Expense	92,886	57,592
Payroll Expense--Stock Compensation	-	350,000
Consulting Expense--Stock Compensation	(31,833)	48,500
Depreciation	-	588
TOTAL EXPENSES	617,223	992,530

Net Income/(Loss) from Operations	97,506	(465,191)

OTHER INCOME/(EXPENSE)
Interest Income--Related Party	13,145	10,654
Interest Expense	(4,853)	(7,796)
Loss on Disposal of Equipment	(1,437)	-
NET OTHER INCOME/(EXPENSE)	6,855	2,858

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS)	$ 104,361	$ (462,333)

Net income/(loss) per share--basic and fully diluted	$ 0.00	$ (0.01)
Weighted average shares outstanding--basic and fully diluted	36,341,353	35,748,126

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit (Unaudited)

	Preferred	Common	Additional
	Shares	Stock	Paid-in	Accumulated
	(000's)	$	Capital	Deficit	Totals
Beginning Balances, December 31, 2009	$ 30	$ 30,149	$ 24,199,038	$ (23,870,594)	$ 358,623
Beginning Balances (in shares) at December 31, 2009	29,713	30,148,877	-	-	-
Shares issued for consulting services (in shares)	-	1,000,000	-	-	-
Shares issued for consulting services	-	1,000	36,500	-	37,500
Shares issued to executive officer as a bonus (in shares)	-	5,000,000	-	-	-
Shares issued to executive officer as a bonus	-	5,000	345,000	-	350,000
Portion of Note Payable converted to Shares (in shares)	-	1,562,763	-	-	-
Portion of Note Payable converted to Shares	-	1,562	12,438	-	14,000
Net Income (loss)		-	-	(394,051)	(394,051)
Ending Balances at December 31, 2010 (in shares)	29,713	37,711,640	-	-	-
Ending Balances at December 31, 2010	$ 30	$ 37,711	$ 24,592,976	$ (24,264,645)	$ 366,072
Return of Shares issued for consulting services (in shares)	-	(1,400,000)	-	-	-
Return of Shares issued for consulting services	-	(1,400)	(96,600)	-	(98,000)
Net Income (loss)	-	-	-	104,361	104,361
Ending Balances at September 30, 2011 (in shares)	29,713	36,311,640	-	-	-
Ending Balances at September 30, 2011	$ 30	$ 36,311	$ 24,496,376	$ (24,160,284)	$ 372,433

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income/(loss)	$ 104,361	$ (462,333)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	-	588
Loss on Disposal of Computer Equipment	1,436	-
Note Payable Converted into Shares	-	2,000
Value of Shares returned for services not performed	(98,000)	374,000
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(703)	17,377
(Increase) in Interest Receivable--Related Party	(13,144)	(10,654)
Decrease in Prepaid and Other Current Assets	76,167	27,283
(Decrease) in Accruals and Other Payables	1,454	6,290
(Decrease) in Accounts Payable	(9,452)	(4,046)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	62,119	(49,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Convertible Note Payable	-	50,000
Principal Reduction on Convertible Note Payable--shares issued	-	(2,000)
Payoff of Convertible Note Payable	(36,000)	-
Principal Payments Made on line of Credit	(17,028)	(16,370)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(53,028)	31,630

NET INCREASE IN CASH AND
CASH EQUIVALENTS	9,091	(17,865)

CASH AND CASH EQUIVALENTS:
Beginning of Period	27,603	76,448

End of Period	$ 36,694	$ 58,583

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$ 4,853	$ 2,635
Taxes	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES:
Shares of Common Stock Returned for Consulting Services not Performed	$ (98,000)	$ -
Shares of Common Stock Issued for Prepaid Consulting Services	$ -	$ 18,000
Stock Issued for Consulting Services/Employee Bonus	$ -	$ 356,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS CORPORATION. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of five to seven years. Depreciation expense was $0 and $196 respectively for the three months ended September 30, 2011 and 2010. Depreciation expense was $0 and $588 respectively for the nine months ended September 30, 2011 and 2010. The Company disposed of its computer equipment during the 1st Quarter 2011 and booked a loss of $1,437.

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

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended September 30, 2011 and 2010, the company incurred advertising expense of $12,100 and $2,479, respectively. For the nine months ended September 30, 2011 and 2010, the company incurred advertising expense of $17,537 and $7,608, respectively.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it’s determined that the amounts are uncollectible. The Company did not have a balance in the allowance for doubtful accounts as of September 30, 2011 and 2010.

PREFERRED STOCK

As of September 30, 2011, the outstanding shares of preferred stock are 29,713.

COMMON STOCK

The following table recaps the capital account transactions occurring during the 1st, 2nd and 3rd quarters of 2010:

Month/Description of transaction (1st Quarter)	Number of shares	Price per share	Total Value

March--Stock issued to Executive Officer as bonus	5,000,000	$ 0.07	$ 350,000
March--Stock issued for Consulting Services	100,000	$ 0.06	$ 6,000
March--Stock issued for Consulting Services	450,000	$ 0.04	$ 18,000
Total	5,550,000		$ 374,000

No activity in the 2nd quarter 2010.

Month/Description of transaction (3rd Quarter)	Number of shares	Price per share	Total Value

August--Stock issued for Note Payable principal converted to shares	133,333	$ 0.02	$ 2,000
Total	133,333		$ 2,000

The following table recaps the capital account transactions occurring during the 1st, 3rd, and 3rd quarters 2011:

Month/Description of transaction (1st Quarter)	Number of shares	Price per share	Total Value

January--Stock issued for Consulting Services was returned	1,400,000	$ 0.07	$ 98,000
Total	1,400,000		$ 98,000

The above shares were returned to the Company as the Consultant contracted to perform services for the company during 2010 through 2011 and beyond did not perform the agreed upon services and was in breach of contract.

No activity in the 2nd and 3rd quarters 2011.

STOCK-BASED COMPENSATION

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company has awarded stock-based compensation both as restricted stock and stock options. Any stock options granted were immediately exercised upon grant.

STOCK OPTIONS AND WARRANTS

As of September 30, 2011, the Company does not have any outstanding stock options or warrants as shown in the following table:

	Stock/Options	Weighted average price per share	Aggregate intrinsic value
For the year ended December 31, 2010
Granted	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2010	-	-	-

For the period ended September 30, 2011
Granted	-	-	-
Exercised	-	-	-
Outstanding at September 30, 2011	-	-	-

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

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the nine months ended September 30, 2011 and 2010 is as follows:

	2011	2010
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $(35,483) and $16,637 for the quarter ended September 30, 2011 and 2010, respectively. No tax benefits have been recorded for the nondeductible (tax) expenses (including stock for services) totaling $17,624,208.

As of December 31, 2010, the Company had federal and state net operating loss carryforwards as follows of $5,729,111 which will expire at various times through the year 2030.

NOTE C—CONCENTRATION

The Company is either a prime or sub contractor on contracts with the Information Management Support Center U.S. Army and GOMO/SLD. Loss of these contracts could have a material effect upon the Company’s financial condition and results of operations.

NOTE D—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator. Individuals who have been employed for one month and reached the age of 21 years are eligible to participate. Employees may contribute up to the legal amount allowed by law. The Company matches one quarter of the employee’s contribution up to a maximum of 4% of the employee’s wages. Employees are vested in the Company’s contribution 25% a year and are fully vested after four years. The Company’s contributions for the three months ended September 30, 2011 and 2010 were $4,118 and $3,461, respectively. The Company’s contribution for the nine months ended September 30, 2011 and 2010 were $11,833 and $10,552, respectively.

NOTE E—COMMITMENTS/LEASES

The Company entered into a new lease agreement on September 20, 2010 for office space. The lease agreement is a month to month agreement that will automatically renew for consecutive periods of one month, for up to twelve months. The monthly fees range between $275 and $450. Total future payments through December 31, 2011 are $3,300.

Total rent expense for the three months ended September 30, 2011 and 2010 was $769 and $4,868, respectively. Total rent expense for the nine months ended September 30, 2011 and 2010 was $2,966 and $13,719.

NOTE F—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders. The note is payable on demand and bears 8% interest per annum. The outstanding balance as of September 30, 2011 is $219,284.

Outstanding Interest Receivable as of September 30, 2011 is $39,047.

The above Related Party Loan is secured by 8,000,000 shares of stock owned by the related party.

NOTE G—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the three months ended September 30, 2011 and 2010 are as follows:

For the three months ended:	September 30, 2011			September 30, 2010
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ (17,680)			$ (45,517)
Basic EPS
Income available to common stockholders	(17,680)	36,311,640	$ (0.00)	(45,517)	35,758,297	$ 0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	$ (17,680)	36,341,353	$ (0.00)	$ (45,517)	35,788,010	$ 0.00

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the nine months ended September 30, 2011 and 2010 are as follows:

For the nine months ended:	September 30, 2011			September 30, 2010
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ 104,361			$ (462,333)
Basic EPS
Income available to common stockholders	104,361	36,311,640	$ 0.00	(462,333)	35,718,413	$ 0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	$ 104,361	36,341,353	$ 0.00	$ (462,333)	35,748,126	$ 0.00

NOTE H—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America. The line of credit for CKO is 14.75% interest and the line of credit for CYIOS Corporation f/k/a China Print (parent company) is 9.25%. The outstanding balances of the line of credit by Subsidiary as of September 30, 2011 are as follows:

CKO	$33,948
CYIOS Corporation	492
Total	$34,440

NOTE I—CONVERTIBLE NOTE PAYABLE

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

INTRODUCTION

CYIOS Corporation and its subsidiaries are collectively referred to as CYIOS. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in the financial condition and results of operations and cash flows for 3rd quarter ended September 30, 2011 and 2010 for CYIOS. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying unaudited consolidated financial statements prepared in accordance with U.S. GAAP.

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

In the 3rd Quarter 2011, we continue to show a net income over last year at this time. Sales are still steady and our expenses remain low. The Company has been marketing our product CYIPRO. The Company recently sent out a press release announcing that we are due to fully launch by mid August our “Cloud based Office that supports Microsoft 365 Cloud Services.” We anticipate that this will boost sales of our product CYIPRO to the government and non-government users.

In the 3rd Quarter 2011, we showed a loss, but the loss was much smaller than the loss for the same period a year ago. During the 3rd quarter we had an increase in expense. Our advertising expenses were higher due to marketing of our product CYIPRO at a telework conference. We also incurred higher expenses due to the additional legal, administrative and fees associated with now have to file our quarterly and annual reports to the Securities and Exchange Commission in the new required XBRL format.

Overall, for the 3 quarters of 2011 combined we still show a strong profit as compared to the 3 quarter of 2010 combined.

Our industry is over $100 billion dollar industry and we have proven our capabilities and shown our successes. We issued an S-1 during 2010 and we recently filed a Post-Effective Amendment (POSAM) to our S-1 in September 2011.

FINANCIAL CONDITION

We currently have sufficient financial resources to support our operational (overhead) staff and to fund marketing and development of our product, CYIPRO. We are looking for, and engaged with, investors to raise capital for growth and to establish our advisory board, but currently we have not obtained any additional capital.

OVERVIEW

We are a leading systems integrator and knowledge management solutions provider presently with the U.S. Department of Defense and we have one of the largest knowledge management systems. We have been working to expand into the non-governmental sector by marketing our product CYIPROTM in hopes to generate revenue. This product is in the CKO Inc. subsidiary company and has generated no income during the process of building the product. We intend on offering the product for sale in the middle of 4th quarter in hopes that this product will make us a leading systems integrator and knowledge management solutions provider in the non-governmental market. All of our revenue is derived from the services provided pursuant to single and multiple year awards to different U.S. Army and federal government agencies. CKO, Inc., one of our operating subsidiaries, provides a designed online office management product which is known as CYIPRO™. For the quarters ended September 30, 2011 and 2010, we received no revenue from CYIPRO™.

RESULTS OF OPERATIONS

Revenue: Total sales for the 3rd quarter 2011 were $482,993 as compared to $427,825 in sales for the 3rd quarter 2010, an increase of approximately 12.89%. Total sales for the 1st, 2nd and 3rd quarters 2011 were $1,453,131 as compared to $1,333,780 for the 1st, 2nd and 3rd quarters 2010, an of increase of 8.95%.

Cost of Sales: Cost of sales for the 3rd quarter 2011 were $251,144, resulting in a gross profit of $231,849 (48.00% gross profit margin) compared to cost of sales for the 3rd quarter 2010 of $275.999, resulting in a gross profit of $151,826 (35.49% gross profit margin). Cost of sales for the 1st, 2nd and 3rd quarters 2011 were $738,402, resulting in a gross profit of $714,729 (49.19% gross profit margin). Cost of sales for the 1st, 2nd and 3rd quarters 2010 were $806,441, resulting in a gross profit of $527,339 (39.54% gross profit margin). Cost of sales have decreased slightly for the first half of 2011 as compared to 2010 by approximately 8% overall. Cost of sales consists solely of direct labor expense which can best be described as contracted services being rendered. We have to pay higher than average salaries to employ the best trained staff and we must also offer the best benefits for these staff.

Indirect Labor: Indirect labor expense increased by $27,236 or approximately18.10% to $177,734 for the 3rd quarter ended 2011 from $150,498 for the 3rd quarter ended 2010. Indirect labor expense slightly increased by $3,606 or approximately 0.79% to $460,205 for the 1st, 2nd and 3rd quarters ended 2011 from $456,599 for the 1st, 2nd and 3rd quarters 2010. A stock bonus was paid to our CEO and president during the 1st quarter of 2010, the company’s board authorized the issuance of 5,000,000 shares valued at $.07 per share or $350,000 in total for past performance.

Consulting and Professional Fees: Consulting and professional fees for the 3rd quarter ended 2011 was $24,460 as compared to $10,336 for the 3rd quarter ended 2010, resulting in an increase of $14,124. Consulting and professional fees for the 1st, 2nd and 3rd quarters ended 2011 were $92,886 as compared to $57,592 for the 1st, 2nd and 3rd quarters ended 2010, resulting in an increase of $35,294. The overall increase from 2011 to 2010 was a result of incurring additional expense for use of consultants’ services to assist with hiring and placing new staff.

Depreciation and Interest Expense: Interest expense for the 3rd quarter ended 2011 was $1,449, as compared to $2,515 for the 3rd quarter ended 2010. Interest expense for the 1st, 2nd and 3rd quarters ended 2011 was $4,853, as compared to $7,796 for the 1st, 2nd and 3rd quarters ended 2010. Depreciation expense for the 3rd quarter ended 2011 and 2010 was $0 and $196, respectively. Depreciation expense for the 1st, 2nd and 3rd quarters ended 2011 and 2010 was $0 and $588, respectively. The Company disposed of computer equipment during the 1st quarter 2011 resulting in a loss on disposal in the amount of $1,437.

Selling, General, and Administrative: Selling, general and administrative expenses for the 3rd quarter ended of 2011 was $50,271 as compared to $25,805 for the 3rd quarter ended 2010—an increase of $24,466 or approximately 94.81%. Selling, general and administrative expenses for the 1st, 2nd and 3rd quarters ended 2011 was $95,965 as compared to $79,251 for the 1st, 2nd and 3rd quarters ended 2010—an increase of $16,714 or approximately 21.09%. Selling, general, and administrative expenses consist primarily of advertising, conference fees, XBRL and filing fees, insurance, office supplies, rent, and travel and entertainment expenses.

Net Income/ (Loss) from Operations: Net loss for the 3rd quarter ended 2011 was $(17,680) as compared to a net loss of $(45,517) for the 3rd quarter ended 2010—a net change of $27,837. Net income for the 1st, 2nd and 3rd quarters ended 2011 was $104,361 as compared to a net loss of $(462,333) for the 1st, 2nd and 3rd quarters ended 2010—an increase of $566,694.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: At September 30, 2011, CYIOS had cash and cash equivalents of $36,694, compared with $48,702 at September 30, 2010, a decrease of $12,008.

During the nine months ending September 30, 2011, cash provided by operating activities was $62,119, consisting primarily of the net income for the nine months ended September 30, 2011 of $104,361 offset by non-cash charges to:

· Loss on Disposal of Computer Equipment in the amount of 1,436;

· Value of Shares of Common Stock returned in the amount of $98,000;

· Working capital changes of $54,322, consisting of a net decrease of $62,320 in Accounts Receivable Related Party Interest Receivable and Other Assets and a net decrease of $7,998 in Accrued Expenses, Payroll Taxes Payable, and Accounts Payable.

Financing activities for the nine months ended September 30, 2011 used cash in the amount of $53,028, consisting of:

· Payments made on the Line of Credit in the amount of $17,028.

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

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements as defined in Item 303(c)(2) of Regulation S-B.

Critical Accounting Estimates: There have been no material changes in our critical accounting policies or critical accounting estimates since 2000 nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements.

OUTSTANDING SHARE DATA

The outstanding share data as of September 30, 2011 and 2010 is as follows:

	Number of shares
	outstanding
	2011	2010
Common Shares	36,311,640	35,832,210
Preferred Shares	29,713	29,713

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2011, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our 3rd fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the year 2008, we became aware of the fact that the Shareholder Loan outstanding to our CEO and major shareholder is considered to be a prohibited transaction according to Section 402 of the Sarbanes-Oxley Act of 2002. However, Section 402 does contain a grandfather clause exempting from the prohibition any loans maintained by the issuer on July 30, 2002; provided, however, that there are no material modifications to, or renewal of the terms of, such loans following that date. A portion of the Shareholder Loan does meet the exemption rules of the grandfather clause; however, after that date additional amounts were added to the Shareholder Loan. The Company has addressed this issue and is disclosing the matter here and has executed a new promissory note for the full amount owed to the Company of $262,512. The terms of the promissory note state that the payoff of the note must be made within a reasonable amount of time and bears an interest rate of 8% per annum. The outstanding balance of the Shareholder Loan was $219,284 as of September 30, 2011. The Company will no longer make payments to the CEO or any other executive officer or director that would be classified as a loan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13a-15 promulgated under the Exchange Act as of September 30, 2011. Our disclosure controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in reports filed Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified and that it is accumulated and communicated to our management, including certifying officers, as appropriate to allow timely decisions regarding timely disclosure. Our management including our certifying officer concludes that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by the report.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2011, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated.

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

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the 1st, 2nd and 3rd quarters ended September 30, 2011, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future.

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

Date: November 1, 2011

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

  I have reviewed this report on Form 10-Q for the quarter ended September 30, 2011 of CYIOS Corporation (“registrant”);

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

Date: November 1, 2011

/s/ Timothy Carnahan

Timothy Carnahan

President, Chief Executive Officer,

Principal Financial Officer, Principal

Accounting Officer & Director

Exhibit 32

STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANTTO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of CYIOS Corporation for the nine months ended September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy Carnahan, our Chairman of the Board, Chief Executive Officer and Principal Financial Officer, certify that:

· the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

· information contained in the Report fairly presents, in all material respects, our consolidated financial condition and results of operations.

/s/ Timothy Carnahan

Timothy Carnahan

President, Chief Executive Officer,

Principal Financial Officer, Principal

Accounting Officer & Director

November 1, 2011

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.