Form 10-Q/A
period 2011-09-30
CYIOS CORP
filed 2011-11-09
CIK 1091566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 36,311,640 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of November 10, 2011.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

Statement of Operations 3 months and 9 months

CYIOS Corporation and Subsidiaries
Consolidated Statements of Operations--(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
SALES AND COST OF SALES
Sales	$482,993	$427,825	$1,453,131	$1,333,780
Cost of Sales	251,144	275,999	738,402	806,441
Gross Profit	231,849	151,826	714,729	527,339

EXPENSES
Selling, general and administrative	50,271	25,805	95,965	79,251
Payroll Expense--Indirect Labor	177,734	150,498	460,205	456,599
Consulting and Professional Fees Expense	24,460	10,336	92,886	57,592
Payroll Expense--Stock Compensation			-	350,000
Consulting Expense--Stock Compensation	-	12,667	-31,833	48,500
Depreciation	-	196	-	588
TOTAL EXPENSES	252,465	199,502	617,223	992,530

Net Income/(Loss) from Operations	-20,616	-47,676	97,506	-465,191

OTHER INCOME/(EXPENSE)
Interest Income--Related Party	4,385	4,674	13,145	10,654
Interest Expense	-1,449	-2,515	-4,853	-7,796
Loss on Disposal of Equipment			-1,437	-
NET OTHER INCOME/(EXPENSE)	2,936	2,159	6,855	2,858

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/(LOSS)	($17,680)	($45,517)	$104,361	($462,333)

Net income/(loss) per share--basic and fully diluted	$0.00	$0.00	$0.00	($0.01)
Weighted average shares outstanding--basic and fully diluted	36,341,353	35,788,010	36,341,353	35,748,126

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit (Unaudited)

	Preferred	Common	Additional
	Shares	Stock	Paid-in	Accumulated
	(000's)	$	Capital	Deficit	Totals
Beginning Balances, December 31, 2009	$ 30	$ 30,149	$ 24,199,038	$ (23,870,594)	$ 358,623
Beginning Balances (in shares) at December 31, 2009	29,713	30,148,877	-	-	-
Shares issued for consulting services (in shares)	-	1,000,000	-	-	-
Shares issued for consulting services	-	1,000	36,500	-	37,500
Shares issued to executive officer as a bonus (in shares)	-	5,000,000	-	-	-
Shares issued to executive officer as a bonus	-	5,000	345,000	-	350,000
Portion of Note Payable converted to Shares (in shares)	-	1,562,763	-	-	-
Portion of Note Payable converted to Shares	-	1,562	12,438	-	14,000
Net Income (loss)		-	-	(394,051)	(394,051)
Ending Balances at December 31, 2010 (in shares)	29,713	37,711,640	-	-	-
Ending Balances at December 31, 2010	$ 30	$ 37,711	$ 24,592,976	$ (24,264,645)	$ 366,072
Return of Shares issued for consulting services (in shares)	-	(1,400,000)	-	-	-
Return of Shares issued for consulting services	-	(1,400)	(96,600)	-	(98,000)
Net Income (loss)	-	-	-	104,361	104,361
Ending Balances at September 30, 2011 (in shares)	29,713	36,311,640	-	-	-
Ending Balances at September 30, 2011	$ 30	$ 36,311	$ 24,496,376	$ (24,160,284)	$ 372,433

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

COMMON STOCK

The following table recaps the capital account transactions occurring during the 1st, 2nd and 3rdquarters of 2010:

Month/Description of transaction (1st Quarter)	Number of shares	Price per share	Total Value

March--Stock issued to Executive Officer as bonus	5,000,000	$ 0.07	$ 350,000
March--Stock issued for Consulting Services	100,000	$ 0.06	$ 6,000
March--Stock issued for Consulting Services	450,000	$ 0.04	$ 18,000
Total	5,550,000		$ 374,000

No activity in the 2ndquarter 2010.

Month/Description of transaction (3rd Quarter)	Number of shares	Price per share	Total Value

August--Stock issued for Note Payable principal converted to shares	133,333	$ 0.02	$ 2,000
Total	133,333		$ 2,000

The following table recaps the capital account transactions occurring during the 1st, 3rd, and 3rdquarters 2011:

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

No activity in the 2nd and 3rdquarters 2011.

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

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $(35,483) and $16,637for the quarter ended September 30, 2011 and 2010, respectively. No tax benefits have been recorded for the nondeductible (tax) expenses (including stock for services) totaling $17,624,208.

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

RESULTS OF OPERATIONS

Revenue: Total sales for the 3rdquarter 2011 were $482,993 as compared to $427,825 in sales for the 3rdquarter 2010, an increase of approximately 12.89%. Total sales for the 1st, 2nd and 3rd quarters 2011 were $1,453,131 as compared to $1,333,780 for the 1st, 2ndand 3rdquarters 2010, an of increase of 8.95%.

Cost of Sales: Cost of sales for the 3rdquarter 2011 were $251,144, resulting in a gross profit of $231,849 (48.00% gross profit margin) compared to cost of sales for the 3rdquarter 2010 of $275.999, resulting in a gross profit of $151,826 (35.49% gross profit margin). Cost of sales for the 1st, 2ndand 3rdquarters 2011 were $738,402, resulting in a gross profit of $714,729 (49.19% gross profit margin). Cost of sales for the 1st, 2ndand 3rdquarters 2010 were $806,441, resulting in a gross profit of $527,339 (39.54% gross profit margin). Cost of sales have decreased slightly for the first half of 2011 as compared to 2010 by approximately 8% overall. Cost of sales consists solely of direct labor expense which can best be described as contracted services being rendered. We have to pay higher than average salaries to employ the best trained staff and we must also offer the best benefits for these staff.

Indirect Labor: Indirect labor expense increased by $27,236 or approximately18.10% to $177,734 for the 3rdquarter ended 2011 from $150,498 for the 3rdquarter ended 2010. Indirect labor expense slightly increased by $3,606 or approximately 0.79% to $460,205 for the 1st, 2nd and 3rd quarters ended 2011 from $456,599 for the 1st, 2nd and 3rd quarters 2010. A stock bonus was paid to our CEO and president during the 1st quarter of 2010, the company’s board authorized the issuance of 5,000,000 shares valued at $.07 per share or $350,000 in total for past performance.

Consulting and Professional Fees: Consulting and professional fees for the 3rdquarter ended 2011 was $24,460 as compared to $10,336 for the 3rdquarter ended 2010, resulting in an increase of $14,124. Consulting and professional fees for the 1st, 2ndand 3rdquarters ended 2011 were $92,886 as compared to $57,592 for the 1st, 2ndand 3rdquarters ended 2010, resulting in an increase of $35,294. The overall increase from 2011 to 2010 was a result of incurring additional expense for use of consultants’ services to assist with hiring and placing new staff.

Depreciation and Interest Expense: Interest expense for the 3rd quarter ended 2011 was $1,449, as compared to $2,515 for the 3rdquarter ended 2010. Interest expense for the 1st, 2ndand 3rdquarters ended 2011 was $4,853, as compared to $7,796 for the 1st, 2ndand 3rdquarters ended 2010. Depreciation expense for the 3rdquarter ended 2011 and 2010 was $0 and $196, respectively. Depreciation expense for the 1st, 2ndand 3rdquarters ended 2011 and 2010 was $0 and $588, respectively. The Company disposed of computer equipment during the 1st quarter 2011 resulting in a loss on disposal in the amount of $1,437.

Selling, General, and Administrative: Selling, general and administrative expenses for the 3rdquarter ended of 2011 was $50,271 as compared to $25,805 for the 3rdquarter ended 2010—an increase of $24,466 or approximately 94.81%. Selling, general and administrative expenses for the 1st, 2ndand 3rdquarters ended 2011 was $95,965 as compared to $79,251 for the 1st, 2ndand 3rdquarters ended 2010—anincrease of $16,714 or approximately 21.09%. Selling, general, and administrative expenses consist primarily of advertising, conference fees, XBRL and filing fees, insurance, office supplies, rent, and travel and entertainment expenses.

Net Income/ (Loss) from Operations: Net loss for the 3rdquarter ended 2011 was $(17,680) as compared to a net loss of $(45,517) for the 3rdquarter ended 2010—a net change of $27,837. Net income for the 1st, 2ndand 3rdquarters ended 2011 was $104,361 as compared to a net loss of $(462,333) for the 1st, 2ndand 3rdquarters ended 2010—an increase of $566,694.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13a-15 promulgated under the Exchange Act as of September30, 2011. Our disclosure controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in reports filed Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified and that it is accumulated and communicated to our management, including certifying officers, as appropriate to allow timely decisions regarding timely disclosure. Our management including our certifying officer concludes that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by the report.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this quarterly report on Form 10-Q/A for the period ended September 30, 2011, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated.

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

•         Any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

•         Any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement114 to such actions; and

•         Any disciplinary sanctions or orders imposed by a stock, commodities or derivatives

•         Exchange or other self-regulatory organization.

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

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the 1st, 2ndand 3rdquarters ended September 30, 2011, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future.

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

Date: November 10, 2011

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

  I have reviewed this report on Form 10-Q/A for the quarter ended September 30, 2011 of CYIOS Corporation (“registrant”);

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

Date: November 10, 2011

/s/ Timothy Carnahan

Timothy Carnahan

President, Chief Executive Officer,

Principal Financial Officer, Principal

Accounting Officer & Director

Exhibit 32

STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANTTO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q/A of CYIOS Corporation for the nine months ended September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy Carnahan, our Chairman of the Board, Chief Executive Officer and Principal Financial Officer, certify that:

•          the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

•         information contained in the Report fairly presents, in all material respects, our consolidated financial condition and results of operations.

/s/ Timothy Carnahan

Timothy Carnahan

President, Chief Executive Officer,

Principal Financial Officer, Principal

Accounting Officer & Director

November 10, 2011

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.