Form 10-K
period 2011-12-31
CYIOS CORP
filed 2012-04-02
CIK 1091566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

 Yes X No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of CYIOS Corporation (consisting solely of 16,085,346 shares of common stock, $0.001 par value) was approximately $804,267 based on the average bid and asked price of such common stock ($.05) as of June 30, 2011.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At April 2, 2012 there were 36,311,640 shares of common stock outstanding.

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

Recent Developments

CYIPRO will be a dominant factor moving forward in revenue growth and its target is the government telework initiative. During 2011, we continued to publicize and market CYIPRO. CYIOS signed a term sheet for line of equity for 7 million dollars and filed and S1 that became effective August 31, 2010 and we are now in the process of filing our Post-Effective Amendment to the S-1, so that we may begin to raise funds via our line of equity. We posted a profit in 2011.

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

Trademarks

As of the fiscal year ended December 31, 2011, CYIOS DC has registered the CYIOS®, and CKO has applied for registration of the CYIPRO™ logo with the United States Patent and Trademark Office in order to establish and protect our brand name and logo as part of our Proprietary Rights.

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

As of the fiscal year ended December 31, 2011, we have entered into no confidentiality and/or non-disclosure agreements with our employees, consultants or advisors.

Employees

As of December 31, 2011, we had 15 full-time employees, with 2 in executive management and administration, 1 in product development and technical operations, and 13 on service contracts on either prime or subcontracted contracts with the United States federal government. We also had 2 independent contractors working in accounting, human resources and administration.

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

As of the fiscal year ended December 31, 2011, and as a result of historical operating losses from prior years, our accumulated deficit was $24,210,983. Lenders generally regard an accumulated deficit as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely effect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

Risks Associated with our Business and Industry

We depend on contracts with federal government agencies for all of our revenue, and if our relationships with these agencies were harmed our future revenues and growth prospects would be adversely affected.

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the fiscal year ended December 31, 2011, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future. For this reason, any issues that compromise our relationship with agencies of the federal government in general, or with the Department of Defense in particular, would have a substantial adverse effect on our business. Key among the factors in maintaining our relationships with federal government agencies are our performance on individual contracts, the strength of our professional reputation and the relationships of our key executives with government personnel. To the extent that our performance does not meet expectations, or our reputation or relationships with one or more key personnel are impaired, our business, financial condition and results of operations will be negatively affected and we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.

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

Our headquarters are located at The Ronald Reagan Building, 1300 Pennsylvania Ave, Suite 700 Washington D.C. 20004. We lease this 150 square foot space for a term of 12 months at a rate of $450 per month. 1 employee is based in our headquarters, the remaining employees work on-site at our customers’ locations, and, as such we do not maintain separate office or other space for these employees.

Item 3. Legal Proceedings.

As of the date of this annual report on Form 10-K for the fiscal year ended December 31, 2011, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated.

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

Item 4. Mine Safety Disclosure.

N/A

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

	Year Ended December 31, 2011		Year Ended December 31, 2010
	High	Low	High	Low
First Quarter	$0.02	$0.02	$0.05	$0.05
Second Quarter	$0.03	$0.03	$0.04	$0.04
Third Quarter	$0.09	$0.07	$0.03	$0.03
Fourth Quarter	$0.05	$0.04	$0.02	$0.02

As of the fiscal year ended December 31, 2011 we had approximately 103 shareholders of record (excluding the number of persons or entities holding shares of our common stock in nominee or street name through one or more brokerage firms).

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

The following table sets forth information as of the fiscal year ended December 31, 2011 with respect to the shares of our common stock that may be issue under each of our 2006 Plan and 2007 Plan.

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

Recent Sales of Unregistered Securities

There were no previously unreported sales of unregistered securities during the fiscal years ended December 31, 2011 and 2010. All sales of securities during 2011 and 2010 are outlined in Note E of the notes to the audited financial statements and all of those sales were registered securities.

Purchases of Equity Securities

There were no repurchases of equity securities during the fourth quarter of the fiscal year ended December 31, 2011.

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

Overview

We are a leading systems integrator and knowledge management solutions provider presently with the U.S. Department of Defense and we have one of the largest knowledge management systems. We have been working to expand into the non-governmental sector by marketing our product CYIPROTM in hopes to generate revenue. This product is in the CKO Inc. subsidiary company and has generated no income during the process of building the product. We intend on offering the product for sale during 2012 in hopes that this product will make us a leading systems integrator and knowledge management solutions provider in the non-governmental market. All of our revenue is derived from the services provided pursuant to single and multiple year awards to different U.S. Army and federal government agencies. CKO, Inc., one of our operating subsidiaries, provides a designed online office management product which is known as CYIPRO™. For the years ended December 31, 2011 and 2010, we received no revenue from CYIPRO™.

Results of Operations

Sales/Net Profit

The total sales for our active subsidiary, CYIOS Corporation, a District of Columbia corporation, for the fiscal year ended December 31, 2011, were $1,926,324 compared to $1,849,804 for the fiscal year ended December 31, 2010; an increase in sales of $76,520 or 4.14%. Our other active subsidiary, CKO, Inc., a District of Columbia corporation, produced no revenue for the fiscal years ended December 31, 2011 and 2010. Net income for the year ended December 31, 2011 was $118,907, a net income per share of $0.00, compared to a net loss for the fiscal year ended December 31, 2010 of $394,051 or a net operating loss per share of $0.01. Included in the net loss for the year ended December 31, 2010 is a non-cash expense for stock compensation in the amount of $416,167. This non-cash expense in the amount of $416,167 is the aggregate market value for the issuance of stock to the President and CEO in the amount of $350,000 for a bonus for past performance and the remaining $66,167 was issued to consultants for their services performed during 2010.

In 2006, management made the decision to expand our operations by attempting to increase our business with the Department of Defense and the rest of the federal government. In order to achieve this goal, we have actively bid on request for proposals by different departments and their agencies. We have, and will continue to invest all of our earnings into additional personnel to help achieve this goal. We believe that our efforts in working to achieve the aforementioned goals have helped us achieve a net profit in the year 2011. We are also aggressively marketing the sale of our product CYIPRO™ to Department of Defense, government and small businesses. In the latter part of 2010 and in early 2011 we launched a new marketing campaign to inform the public about our product CYIPRO™.

Cost of Sales

Cost of sales for the fiscal year ended December 31, 2011 was $1,015,366 compared to cost of sales for the fiscal year ended December 31, 2010 in the amount of $1,078,841; a decrease of $63,475 or approximately 5.88%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal years ended December 31, 2011 and 2010 were $135,168 and $94,931, respectively; an increase of $40,237 or 42.39%.

Other Expenses/Stock Compensation

Total other expenses for the fiscal years ended December 31, 2011 and 2010 were $698,712 and $663,557, respectively; an increase of $35,155 or 5.30%. The total other expenses of $698,712 in the fiscal year ended December 31, 2011 consisted of $585,196 in indirect labor and $113,516 in professional services and consulting fees. The total other expenses of $663,557 for the fiscal year ended December 31, 2010 consisted primarily of $595,592 in indirect labor and $67,181 in professional services fees, consulting services and $784 in depreciation.

Total Stock Compensation for the fiscal years ended December 31, 2011 and 2010 were $9,000 and $416,167, respectively. In the first quarter of 2011, a consultant returned 1,400,000 shares of stock that were valued at $0.07 per share (a total value of $98,000) for services not performed. Of the $98,000, $57,167 was reversed out of prepaid expense and the remaining $40,833 was booked as an entry to other income as “Cancellation of shares issued under consulting agreement”. The total stock compensation in December 31, 2010 consisted of a $350,000 stock bonus granted to the President and CEO and stock for compensation for marketing consultants in the amount of $66,167.

Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents of $16,675, compared to $27,603 at December 31, 2010, a decrease of $10,928.

During the fiscal year ended December 31, 2011, cash provided by operating activities was $43,612, consisting primarily of the Net Income of $118,907 offset by:

· Non-cash charges related to the Valuation of Shares returned for consulting services not performed of $40,833 and Loss on Disposal of Computer Equipment of $1,436; and

· Working capital changes of $35,898, consisting primarily of a net increase in Accounts Receivable, Other Assets in the amount of $6,817 offset by a net decrease in Payroll Taxes Payable, Accounts Payable, and Accruals in the amount of $29,081.

Cash used in financing activities for the fiscal year ended December 31, 2011 was $54,540; consisting primarily of:

· Payoff of Convertible Note Payable in the amount of $36,000; and

· Payments made on the Line of Credit in the amount of $18,540.

Our long-term working capital and capital requirements will depend upon numerous factors, including our efforts to continue to improve operational efficiency and conserve cash. We are not aware of any known trends or demands, commitments, events or uncertainties that will result in or will reasonably likely result in our liquidity increasing or decreasing in a material way. We do not have any material commitments for capital expenditures as of the fiscal year end December 31, 2011. And, we are not aware of any material trends favorable/unfavorable in our capital resources that may materially change our equity or debt. We do not believe that changes in the spending policies of the U.S. government, such as potential decreases in the budgets of federal agencies, including the Department of Defense, or delays in the passage of the U.S. Government budget to be uncertainties that are reasonably likely to have a material impact on our liquidity and results of operations. Many budget cuts have been made since 2001 and we have not been materially impacted at all by those budget changes.

Off-Balance Sheet Arrangements

As of the fiscal year ended December 31, 2011, we did not have any off-balance sheet arrangements.

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

Other ASUs not effective until after December 31, 2011, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Item 8. Financial Statements.

CYIOS Corporation and Subsidiaries

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CYIOS Corporation

Washington, DC

We have audited the accompanying consolidated balance sheets of CYIOS Corporation (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CYIOS Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 28, 2012

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet

	As of	As of
	Deccember 31	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 16,675	$ 27,603
Accounts Receivable	176,651	172,937
Related Party Interest Receivable	43,434	25,903
Prepaid and Other Current Assets	5,122	76,717
TOTAL CURRENT ASSETS	241,882	303,160
FIXED ASSETS, NET	-	1,436
OTHER ASSETS
Related Party Loan	219,284	219,284
TOTAL OTHER ASSETS	219,284	219,284
TOTAL ASSETS	$ 461,166	$ 523,880

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Line of Credit	$ 32,928	$ 51,468
Convertible Note Payable	-	36,000
Accounts Payable	17,275	9,452
Accruals and Other Payables	23,984	60,888
TOTAL LIABILITIES	74,187	157,808

STOCKHOLDERS' EQUITY
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 36,311,640 and 37,711,640 shares issued and outstanding)	36,311	37,711
Additional Paid-in-Capital	24,496,376	24,592,976
Accumulated Deficit	(24,145,738)	(24,264,645)
TOTAL STOCKHOLDERS' EQUITY	386,979	366,072
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 461,166	$ 523,880

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations

Statement of Operations for the years ended	December 31,
	2011	2010
SALES AND COST OF SALES
Sales	$ 1,926,324	$ 1,849,804
Cost of Sales	1,015,366	1,078,841
Gross Profit	910,958	770,963

OPERATING EXPENSES
Selling, general and administrative	135,168	94,931
Payroll Expense--Indirect Labor	585,196	595,592
Consulting and Professional Fees Expense	113,516	67,181
Payroll Expense--Stock Compensation	-	350,000
Consulting Expense--Stock Compensation	9,000	66,167
Depreciation	-	784
TOTAL OPERATING EXPENSES	842,880	1,174,655

Income/(Loss) from Operations	68,078	(403,692)

OTHER INCOME/(EXPENSE)
Interest Income--Related Party	17,531	17,741
Interest Expense	(6,098)	(8,100)
Cancellation of shares issued under Consulting Agreement	40,833	-
Loss on Disposal of Equipment	(1,437)	-
NET OTHER INCOME/(EXPENSE)	50,829	9,641

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	118,907	(394,051)

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS)	118,907	(394,051)

Net income/(loss) per share--basic and fully diluted	$ 0.00	$ (0.01)
Weighted average shares outstanding--basic and fully diluted	36,341,353	36,806,829

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit

	Preferred	Common	Additional
	Shares	Stock	Paid-in	Accumulated
	(000's)	$	Capital	Deficit	Totals
Beginning Balances, December 31, 2009	$ 30	$ 30,149	$ 24,199,038	$ (23,870,594)	$ 358,623
Beginning Balances (in shares) at December 31, 2009	29,713	30,148,877	-	-	-
Shares issued for consulting services (in shares)	-	1,000,000	-	-	-
Shares issued for consulting services	-	1,000	36,500	-	37,500
Shares issued to executive officer as a bonus (in shares)	-	5,000,000	-	-	-
Shares issued to executive officer as a bonus	-	5,000	345,000	-	350,000
Portion of Note Payable converted to Shares (in shares)	-	1,562,763	-	-	-
Portion of Note Payable converted to Shares	-	1,562	12,438	-	14,000
Net Income (loss)		-	-	(394,051)	(394,051)
Ending Balances at December 31, 2010 (in shares)	29,713	37,711,640	-	-	-
Ending Balances at December 31, 2010	$ 30	$ 37,711	$ 24,592,976	$ (24,264,645)	$ 366,072
Return of Shares issued for consulting services (in shares)	-	(1,400,000)	-	-	-
Return of Shares issued for consulting services	-	(1,400)	(96,600)	-	(98,000)
Net Income (loss)	-	-	-	118,907	118,907
Ending Balances at December 31, 2011 (in shares)	29,713	36,311,640	-	-	-
Ending Balances at December 31, 2011	$ 30	$ 36,311	$ 24,496,376	$ (24,145,738)	$ 386,979

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows

For the years ended	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income/(loss)	$ 118,907	$ (394,051)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	-	784
Loss on Disposal of Computer Equipment	1,436	-
Note Payable Converted into Shares	-	14,000
Value of Shares returned for services not performed	(40,833)	387,500
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(3,714)	(58,341)
(Increase) in Interest Receivable--Related Party	(17,531)	-
Decrease in Prepaid and Other Current Assets	14,428	(923)
(Decrease) in Accruals and Other Payables	7,823	(34,588)
(Decrease) in Accounts Payable	(36,904)	5,407
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	43,612	(80,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in Related Party Loan	-	15,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	-	15,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Convertible Note Payable	-	50,000
Principal Reduction on Convertible Note Payable--shares issued	-	(14,000)
Payoff of Convertible Note Payable	(36,000)	-
Principal Payments Made on line of Credit	(18,540)	(19,633)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(54,540)	16,367

NET INCREASE IN CASH AND
CASH EQUIVALENTS	(10,928)	(48,845)

CASH AND CASH EQUIVALENTS:
Beginning of Period	27,603	76,448

End of Period	$ 16,675	$ 27,603

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$ 6,098	$ 8,100
Taxes	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES:
Shares of Common Stock Returned for Consulting Services not Performed	$ 98,000	$ -
Shares of Common Stock Issued for Prepaid Consulting Services	$ -	$ 37,500
Stock Issued for Consulting Services/Employee Bonus	$ -	$ 356,000

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

Cash and Cash Equivalents—The Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

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

Revenues are recognized on a monthly basis when hours are billed to the customer for the work performed.

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

Advertising Costs—Advertising costs are expensed as incurred. For the years ended December 31, 2011 and 2010, the company incurred $17,537 and $9,690 respectively.

Accounting Basis—The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Fair Value of Financial Instruments/Line of Credit—The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable and payables approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. Outstanding Accounts Receivable as of December 31, 2011 was $176,651 (CYIOS Subsidiary) and as of December 31, 2010 was $172,937 (CYIOS Subsidiary).

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

Property and Equipment—Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from five to seven years. New computer equipment assets in the amount of $3,917 were purchased in 2007 and in 2011 this equipment was disposed of and written off as a loss in the amount of 1,437.

Recent Accounting Pronouncements—In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”. ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance. The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

Other ASUs not effective until after December 31, 2011, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE B—FINANCING FACILITY

During the year ended December 31, 2003 the Company entered into an accounts receivable financing facility for a maximum of $500,000 with an unrelated third party. Collateral for the facility is a first security interest in all corporate assets and a personal guarantee of the Company’s majority shareholder. The Company pays a 2% fee for each advance and interest accrues on all advances at a floating rate, at the prime rate published in the Wall Street Journal plus 2% (5.25% at December 31, 2011). The Company is advanced 90% of all government contract invoices. The advances are used for general corporate working capital. Residual, or holdback amounts, less fees and interest, are remitted to the Company when payments are received from the government. All of the Company’s revenue stream and accounts receivables are factored through this facility.

NOTE C—INCOME TAXES

Due to the prior years’ operating losses and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2011 is as follows:

Total Deferred Tax Asset	$ 2,231,203
Valuation Allowance	(2,231,203)
Net Deferred Tax Asset	-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

NOTE C—INCOME TAXES (CONT’D)

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $(26,545) and $(6,579) in 2011 and 2010, respectively. No tax benefits have been recorded for the nondeductible (tax) expenses (including stock for services) totaling $17,583,375.

As of December 31, 2011, the Company had federal and state net operating loss carryforwards as follows of $6,562,363 which will expire at various times through the year 2031.

NOTE D—CONCENTRATION

All of the Company’s revenue are generated from either a prime or sub contractor on contracts with the Information Management Support Center U.S. Army and GOMO/SLD. Loss of these contracts could have a material effect upon the Company’s financial condition and results of operations.

NOTE E—EQUITY

Common Shares

The Company is authorized to issue 100,000,000 shares of $.001 par value stock and as of December 31, 2011 the Company had 36,311,640 shares outstanding. During 2011 and 2010, the Company issued the following shares of common stock:

During 2011, the only stock activity was for the return of 1,400,000 shares of stock from a consultant who did not perform the agreed upon consulting services (see note G for details of the transaction).

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

Preferred Shares

The Company is authorized to issue 5,000,000 shares of $.001 par value, non-voting, convertible preferred shares. The preferred shares are convertible to common shares at a 1 to 1 ratio. As of December 31, 2011, the Company had 29,713 preferred shares outstanding. During 2011 and 2010, the Company did not issue any preferred shares of stock.

NOTE F—Stock options and warrants

Employee Stock Option Plan

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

NOTE F—Stock options and warrants (CONT’D)

On April 21, 2006 the Company filed a registration statement on Form S-8 with the SEC registering 3,000,000 shares of common stock for issuance upon exercise of options granted pursuant to the 2006 Plan. As of December 31, 2011, options to acquire 1,812,300 shares of common stock were granted and exercised and there are 1,187,700 shares available for issuance under the 2006 Plan.

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

On November 29, 2007 the Company filed a registration statement on Form S-8 with the SEC registering 3,500,000 shares of common stock for issuance upon exercise of options granted and exercised pursuant to the 2007 Plan. As of December 31, 2011, options to acquire 2,054,000 shares of common stock were granted and exercised and there are 1,210,700 shares available for issuance under the 2007 Plan.

Stock Options and Warrants

During the years ended December 31, 2011 and 2010, no stock options were granted or exercised.

During 2011, prepaid stock compensation in the amount of $9,000 was expensed. In October 2010, a consulting contract was signed with a marketing/public relations group. The group was issued 450,000 shares of stock on October 27, 2010 at a fair market value per share of $.03 ($13,500 total value) in exchange for 6 months of consulting services. The $13,500 was booked to prepaid expense and amortized over 6 months. The total stock compensation expensed for this transaction during the years December 31, 2011 and 2010 were $9,000 and $4,500, respectively.

Valuation of Stock-based Compensation on Common Stock

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company has awarded stock-based compensation as restricted stock.

The method used to estimate the fair value of the awards granted under the share-based payment arrangements is calculated as the value of the stock at the date the stock option is exercised.

Valuation of Stock-based Compensation on Common Stock (cont’d)

Compensation expense for common stock is recognized on the date of the grant at the closing price of the stock on the date of the grant.

Our statement of operations for the years ended December 31, 2011 and 2010 included stock-based compensation of $9,000 and $416,167, respectively.

The Company does not have any unrecognized stock-based compensation expense at December 31, 2011.

NOTE G—Cancellation of Shares Issued under Consulting Agreement

In the first quarter of 2011, a consultant returned 1,400,000 shares of stock that were valued at $0.07 per share (a total value of $98,000) for services not performed. Of the $98,000, $57,167 was reversed out of prepaid expense and the remaining $40,833 was booked as an entry to other income as “Cancellation of shares issued under consulting agreement”.

NOTE H—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator. Individuals who have been employed for one month and reached the age of 21 years are eligible to participate. Employees may contribute up to the legal amount allowed by law. The Company matches one-fourth of the employee’s contribution up to a maximum of 4% of the employee’s wages. Employees are vested in the Company’s contribution 25% a year and are fully vested after four years. The Company’s contributions for the years ended December 31, 2011 and 2010 were $14,978 and $14,768 respectively.

NOTE I—COMMITMENTS/LEASES

The Company entered into a lease agreement on July 8, 2005 for office space. The current lease agreement is in effect for 12 months. Under this agreement the monthly fees are $350 per month. The Company’s estimated future yearly minimum lease obligations are as follows:

Year	Amount
2012	$4,200
2012	$4,620
2013	$5,082
2014	$5,590
2015	$6,150
Total	$25,642

Total rent expense for 2011 and 2010 was $4,124 and $12,905 respectively.

NOTE J—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders. The note is payable on demand and bears 8% interest per annum. The outstanding balance as of December 31, 2011 is $219,284.

Annual payments including principal and interest are as follows:

Year	Interest and Principal Payments
2012	$ 31,926
2013	31,926
2014	31,926
2015	31,926
2016	31,926
2016 and thereafter	122,977
Total Interest and Principal Payments	$ 282,608

Interest Income for the years December 31, 2011 and 2010 were $17,531 and $17,741.

NOTE K—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America. The line of credit for CKO is 10.75% interest and the line of credit for China Print, Inc. is 14.75%. The line of credit for China Print was paid off in the 3rd quarter of 2011. The outstanding balances of the line of credit by Subsidiary as of December 31, 2011 are as follows:

CKO	$32,928
China Print	-
$ 32,928

NOTE L—NET INCOME/ (LOSS) PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the years ended December 31, 2011 and 2010 are as follows:

	For the year ended December 31, 2011
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ 118,907
Basic EPS
Income available to common stockholders	118,907	36,311,640	$ 0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713
Diluted EPS
Net Income/(Loss)	118,907	36,341,353	$ 0.00

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for December 31, 2010 since their effect is anti-dilutive.

NOTE M—CONVERTIBLE NOTE PAYABLE

On January 5, 2010, the company received proceeds from a Note Payable (“Note”) due to an outside party in the amount of $50,000. A total of 4,761,905 shares were placed in reserve if the Note Payable was converted. On August 20, 2010, $2,000 of the principal balance was converted into 133,333 common shares of CYIOS Corporation stock. On October 19, 2010, $4,000 of the principal balance was converted into 540,541 common shares of CYIOS Corporation stock. On December 13, 2010, $8,000 of the principal balance was converted into 888,889 common shares of CYIOS Corporation stock. As of December 31, 2010 the total Note Payable outstanding was $36,000.

The Company subsequently paid off the remaining principal balance of $36,000 on January 26, 2011 in full satisfaction of the outstanding Note Payable. The remaining shares not issued for conversion in the amount of 3,199,142 were removed from reserve.

NOTE N—SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those events described above.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no events or disagreements requiring disclosure under Item 304(b) of Regulation S-B during the fiscal year ended December 31, 2011. For additional information regarding the change in our certifying accountants, reference is made to our Current Report on Form 8-K/A filed on March 31, 2011.

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

The Chief Executive Officer and Principal Financial Officer has also concluded, based on his evaluation of our controls and procedures that as of December 31, 2011, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of December 31, 2011.

Name	Age	Position

Timothy W. Carnahan	44	Director, Chief Executive Officer and Treasurer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities Exchange Commission. These persons are required to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of these forms and written representations of our executive officers and directors, we believe that all Section 16(a) filing requirements were met during the fiscal year ended December 31, 2011.

Code of Ethics

We have adopted a written code of ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, or persons performing similar functions.

Audit Committee

As of the date of this annual report for the fiscal year ended December 31, 2011, we have no standing committees and our entire board of directors serves as our audit and compensation committees.

Item 11. Executive Compensation.

The following table sets forth all compensation awarded, paid to or earned by our Chief Executive Officer, who was our only executive officer during the fiscal year ended December 31, 2011.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Timothy Carnahan, Chief Executive Officer	2011	$191,679	--	-	--	--	--	--	$550,013

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 2, 2012. The information in this table provides the ownership information for:

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

Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class

Timothy Carnahan	20,226,294	55.70%

All officers and directors as a group	20,226,294	55.70%
(1)	The address of each person listed is care of CYIOS Corporation, 1300 Pennsylvania Avenue, Suite 700, Washington D.C. 20004.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

Year Ended December 31,	2011	2010
	Silberstein Ungar, PLLC (5)	Silberstein Ungar, PLLC (5)	Jewett, Schwartz Wolfe and Assoc (5)
Audit Fees (1)	$22,500	$ 16,000	$ 6,000
Audit Related Fees (2)	-	-	-
Tax Fees (3)	-	-	-
All Other Fees (4)	-	-	-

Total Accounting Fees and Services	$22,500	$ 16,000	$ 6,000

(1) Audit Fees: These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Forms 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

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

(5) As disclosed in a current report on Form 8-K filed with the SEC, Jewett, Schwartz, Wolfe, & Associates (JSW & Assoc.) was dismissed as our independent auditor, and we appointed Silberstein Ungar,P LLC as our new independent auditor for the fiscal year ended December 31, 2010.

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

3(i)(1)	Articles of Incorporation of CYIOS Corporation, dated October 11, 1997, incorporated by reference to Exhibit 2.A on Form 10-SB filed September 3, 1999.
3(i)(2)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated April 26, 1999, incorporated by reference to Exhibit 2.B on Form 10-SB filed September 3, 1999.
3(i)(3)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated November 8, 2001, incorporated by reference to Exhibit 4.3 on Form S-8 filed November 29, 2007.
3(i)(4)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated April 7, 2005, incorporated by reference to Exhibit 4.4 on Form S-8 filed November 29, 2007.
3(i)(5)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated October 21, 2005, incorporated by reference to Exhibit 4.5 on Form S-8 filed November 29, 2007
3(i)(6)	certificate of designation, dated June 1, 1999, incorporated by reference to exhibit 3(i)on form 10-K filed on march 26, 2010
4.1	Bylaws of CYIOS Corporation, dated October 15, 1999, incorporated by reference to Exhibit 2.D on Form 10-SB filed September 3, 1999.
4.2	2007 Equity Incentive Plan, incorporated by reference to Exhibit 4.7 on Form S-8 filed November 29, 2007.
14.1	code of business and ethics, incorporated by reference to exhibit 14 on form 10-ksb filed on April 20, 2004.
15.1	Letter regarding change in certifying accountant, incorporated by reference to exhibit 15 on form 8-k/a filed on march 31, 2011.
21.1	Subsidiaries of CYIOS Corporation.*
31.1	Certification of CYIOS Corporation president, Chief Executive Officer , Principal Financial Officer and director, Timothy Carnahan, required by Rule 13a-14(a) or Rule 15d-14(a), dated April 2, 2012.*
32.1	Certification of CYIOS Corporation president, Chief Executive Officer, Principal Financial Officer, and director Timothy Carnahan, required by Rule 13a-14(b) or Rule 15d-14(b), dated April 2, 2012.*

* Filed herewith.

Exhibit 21.1

Subsidiaries

CYIOS Corporation, a District of Columbia corporation

CKO, Inc., a District of Columbia corporation

Exhibit 31.1

Certification

I, Timothy Carnahan, certify that:

1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2011 of CYIOS Corporation;

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

Date: April 2, 2012
	By:	/s/
Timothy Carnahan
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, & Director

Exhibit 32.1

Certification

In connection with the annual report of CYIOS Corporation (the “Company”) on Form 10-K for the period ended December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, Timothy Carnahan, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), that based on my knowledge:

1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the end of the periods covered by the Annual Report.
Date: April 2, 2012
	By:	/s/
Timothy Carnahan
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, & Director

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2012
CYIOS Corporation

	By:	/s/
Timothy W. Carnahan
President, Chief Executive Officer, Principal Financial officer, Principal Accounting Officer & Director