Form 10-K/A
period 2011-12-31
CYIOS CORP
filed 2012-04-10
CIK 1091566

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At April 9, 2012 there were 36,311,640 shares of common stock outstanding.

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

Item 3. Legal Proceedings.

As of the date of this annual report on Form 10-K/A for the fiscal year ended December 31, 2011, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 28, 2012

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet

	As of	As of
	December 31	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 16,675	$ 27,603
Accounts Receivable	176,651	172,937
Related Party Interest Receivable	43,434	25,903
Prepaid and Other Current Assets	5,122	76,717
TOTAL CURRENT ASSETS	241,882	303,160
FIXED ASSETS, NET	-	1,436
OTHER ASSETS
Related Party Loan	219,284	219,284
TOTAL OTHER ASSETS	219,284	219,284
TOTAL ASSETS	$ 461,166	$ 523,880

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Line of Credit	$ 32,928	$ 51,468
Convertible Note Payable	-	36,000
Accounts Payable	17,275	9,452
Accruals and Other Payables	23,984	60,888
TOTAL LIABILITIES	74,187	157,808

STOCKHOLDERS' EQUITY
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 36,311,640 and 37,711,640 shares issued and outstanding)	36,311	37,711
Additional Paid-in-Capital	24,496,376	24,592,976
Accumulated Deficit	(24,145,738)	(24,264,645)
TOTAL STOCKHOLDERS' EQUITY	386,979	366,072
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 461,166	$ 523,880

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations

Statement of Operations for the years ended	December 31,
	2011	2010
SALES AND COST OF SALES
Sales	$ 1,926,324	$ 1,849,804
Cost of Sales	1,015,366	1,078,841
Gross Profit	910,958	770,963

OPERATING EXPENSES
Selling, general and administrative	135,168	94,931
Payroll Expense--Indirect Labor	585,196	595,592
Consulting and Professional Fees Expense	113,516	67,181
Payroll Expense--Stock Compensation	-	350,000
Consulting Expense--Stock Compensation	9,000	66,167
Depreciation	-	784
TOTAL OPERATING EXPENSES	842,880	1,174,655

Income/(Loss) from Operations	68,078	(403,692)

OTHER INCOME/(EXPENSE)
Interest Income--Related Party	17,531	17,741
Interest Expense	(6,098)	(8,100)
Cancellation of shares issued under Consulting Agreement	40,833	-
Loss on Disposal of Equipment	(1,437)	-
NET OTHER INCOME/(EXPENSE)	50,829	9,641

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	118,907	(394,051)

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS)	118,907	(394,051)

Net income/(loss) per share--basic and fully diluted	$ 0.00	$ (0.01)
Weighted average shares outstanding--basic and fully diluted	36,341,353	36,806,829

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit

	Preferred	Common	Additional
	Shares	Stock	Paid-in	Accumulated
	(000's)	$	Capital	Deficit	Totals
Beginning Balances, December 31, 2009	$ 30	$ 30,149	$ 24,199,038	$ (23,870,594)	$ 358,623
Beginning Balances (in shares) at December 31, 2009	29,713	30,148,877	-	-	-
Shares issued for consulting services (in shares)	-	1,000,000	-	-	-
Shares issued for consulting services	-	1,000	36,500	-	37,500
Shares issued to executive officer as a bonus (in shares)	-	5,000,000	-	-	-
Shares issued to executive officer as a bonus	-	5,000	345,000	-	350,000
Portion of Note Payable converted to Shares (in shares)	-	1,562,763	-	-	-
Portion of Note Payable converted to Shares	-	1,562	12,438	-	14,000
Net Income (loss)		-	-	(394,051)	(394,051)
Ending Balances at December 31, 2010 (in shares)	29,713	37,711,640	-	-	-
Ending Balances at December 31, 2010	$ 30	$ 37,711	$ 24,592,976	$ (24,264,645)	$ 366,072
Return of Shares issued for consulting services (in shares)	-	(1,400,000)	-	-	-
Return of Shares issued for consulting services	-	(1,400)	(96,600)	-	(98,000)
Net Income (loss)	-	-	-	118,907	118,907
Ending Balances at December 31, 2011 (in shares)	29,713	36,311,640	-	-	-
Ending Balances at December 31, 2011	$ 30	$ 36,311	$ 24,496,376	$ (24,145,738)	$ 386,979

The accompanying notes are an integral part of these consolidated financial statements.

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows

For the years ended	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income/(loss)	$ 118,907	$ (394,051)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	-	784
Loss on Disposal of Computer Equipment	1,436	-
Note Payable Converted into Shares	-	14,000
Value of Shares returned for services not performed	(40,833)	387,500
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(3,714)	(58,341)
(Increase) in Interest Receivable--Related Party	(17,531)	-
Decrease in Prepaid and Other Current Assets	14,428	(923)
(Decrease) in Accruals and Other Payables	7,823	(34,588)
(Decrease) in Accounts Payable	(36,904)	5,407
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	43,612	(80,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/Decrease in Related Party Loan	-	15,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	-	15,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Convertible Note Payable	-	50,000
Principal Reduction on Convertible Note Payable--shares issued	-	(14,000)
Payoff of Convertible Note Payable	(36,000)	-
Principal Payments Made on line of Credit	(18,540)	(19,633)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(54,540)	16,367

NET INCREASE IN CASH AND
CASH EQUIVALENTS	(10,928)	(48,845)

CASH AND CASH EQUIVALENTS:
Beginning of Period	27,603	76,448

End of Period	$ 16,675	$ 27,603

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$ 6,098	$ 8,100
Taxes	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES:
Shares of Common Stock Returned for Consulting Services not Performed	$ 98,000	$ -
Shares of Common Stock Issued for Prepaid Consulting Services	$ -	$ 37,500
Stock Issued for Consulting Services/Employee Bonus	$ -	$ 356,000

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

Item 11. Executive Compensation.

The following table sets forth all compensation awarded, paid to or earned by our Chief Executive Officer, who was our only executive officer during the fiscal year ended December 31, 2011 and 2010.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Timothy Carnahan, Chief Executive Officer	2011 2010	$191,679 $200,013	$0 $350,000(A)	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$191,679 $550,013

The following table sets forth certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each of our named executive officers outstanding as of December 31,

2011 and 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 9, 2012. The information in this table provides the ownership information for:

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

3(i)(1)	Articles of Incorporation of CYIOS Corporation, dated October 11, 1997, incorporated by reference to Exhibit 2.A on Form 10-SB filed September 3, 1999.
3(i)(2)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated April 26, 1999, incorporated by reference to Exhibit 2.B on Form 10-SB filed September 3, 1999.
3(i)(3)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated November 8, 2001, incorporated by reference to Exhibit 4.3 on Form S-8 filed November 29, 2007.
3(i)(4)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated April 7, 2005, incorporated by reference to Exhibit 4.4 on Form S-8 filed November 29, 2007.
3(i)(5)	Certificate of Amendment to the Articles of Incorporation of CYIOS Corporation, dated October 21, 2005, incorporated by reference to Exhibit 4.5 on Form S-8 filed November 29, 2007
3(i)(6)	certificate of designation, dated June 1, 1999, incorporated by reference to exhibit 3(i)on form 10-K filed on march 26, 2010
4.1	Bylaws of CYIOS Corporation, dated October 15, 1999, incorporated by reference to Exhibit 2.D on Form 10-SB filed September 3, 1999.
4.2	2007 Equity Incentive Plan, incorporated by reference to Exhibit 4.7 on Form S-8 filed November 29, 2007.
14.1	code of business and ethics, incorporated by reference to exhibit 14 on form 10-KSB filed on April 20, 2004.
15.1	Letter regarding change in certifying accountant, incorporated by reference to exhibit 15 on form 8-k/a filed on march 31, 2011.
21.1	Subsidiaries of CYIOS Corporation.*
31.1	Certification of CYIOS Corporation president, Chief Executive Officer , Principal Financial Officer and director, Timothy Carnahan, required by Rule 13a-14(a) or Rule 15d-14(a), dated April 9, 2012.*
32.1	Certification of CYIOS Corporation president, Chief Executive Officer, Principal Financial Officer, and director Timothy Carnahan, required by Rule 13a-14(b) or Rule 15d-14(b), dated April 9, 2012.*

* Filed herewith.

Exhibit 21.1

Subsidiaries

CYIOS Corporation, a District of Columbia corporation

CKO, Inc., a District of Columbia corporation

Exhibit 31.1

Certification

I, Timothy Carnahan, certify that:

1. I have reviewed this annual report on Form 10-K/A for the year ended December 31, 2011 of CYIOS Corporation;

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

Date: April 9, 2012
	By:	/s/
Timothy Carnahan
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, & Director

Exhibit 32.1

Certification

In connection with the annual report of CYIOS Corporation (the “Company”) on Form 10-K/A for the period ended December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, Timothy Carnahan, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted), that based on my knowledge:

1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the end of the periods covered by the Annual Report.
Date: April 9, 2012
	By:	/s/
Timothy Carnahan
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, & Director

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 9, 2012
CYIOS Corporation

	By:	/s/
Timothy W. Carnahan
President, Chief Executive Officer, Principal Financial officer, Principal Accounting Officer & Director