Form 10-Q
period 2012-03-31
CYIOS CORP
filed 2012-04-27
CIK 1091566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2012

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
(202) 204-3006
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X YES __ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

X YES __ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

___Large accelerated filer Accelerated filer

___ Non-accelerated filer (Do not check if a smaller reporting company)

X Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). __YES X NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 36,311,640 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of April 27, 2012.

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

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	As of	As of
	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 14,381	$ 16,675
Accounts Receivable	185,187	176,651
Related Party Interest Receivable	47,808	43,434
Prepaid and Other Current Assets	550	5,122
TOTAL CURRENT ASSETS	247,926	241,882
OTHER ASSETS
Related Party Loan	219,284	219,284
TOTAL OTHER ASSETS	219,284	219,284
TOTAL ASSETS	$ 467,210	$ 461,166

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Line of Credit	$ 32,187	$ 32,928
Accounts Payable	8,940	17,275
Accruals and Other Payables	38,858	23,984
TOTAL LIABILITIES	79,985	74,187

STOCKHOLDERS' EQUITY
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 36,311,640 and 36,311,640 shares issued and outstanding)	36,311	36,311
Additional Paid-in-Capital	24,496,376	24,496,376
Accumulated Deficit	(24,145,492)	(24,145,738)
TOTAL STOCKHOLDERS' EQUITY	387,225	386,979
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 467,210	$ 461,166

The accompanying notes are an integral part of these unaudited consolidated financial statements

Statement of Operations 3 months

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations (Unaudited)

Statement of Operations for the quarters ended	March 31,
	2012	2011
SALES AND COST OF SALES
Technology Service Revenue	$ 468,587	$ 472,596
Cost of Sales--Direct Labor	256,974	271,652
Gross Profit	211,614	200,944

OPERATING EXPENSES
Selling, general and administrative	21,080	18,046
Salaries and wages	156,380	139,050
Consulting and Professional Fees Expense	36,545	242
TOTAL OPERATING EXPENSES	214,005	157,338

Income/(Loss) from Operations	(2,392)	43,606

OTHER INCOME/(EXPENSE)
Related Party Interest Income	4,374	4,374
Loss on Disposal of Equipment	-	(1,437)
Interest Expense	(1,736)	(891)
NET OTHER INCOME/(EXPENSE)	2,638	2,046

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	246	45,652

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS)	246	45,652

Net income/(loss) per share--basic and fully diluted	$ 0.00	$ 0.00
Weighted average shares outstanding--basic and fully diluted	36,341,353	36,341,353

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)

	Preferred Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Totals
Ending Balances at December 31, 2010 (in shares)	29,713	37,711,640	-	-	-
Ending Balances at December 31, 2010	$ 30	$ 37,711	$ 24,592,976	$ (24,264,645)	$ 366,072
Return of Shares issued for consulting services (in shares)	-	(1,400,000)	-	-	-
Return of Shares issued for consulting services	-	(1,400)	(96,600)	-	(98,000)
Net Income (loss)	-	-	-	118,907	118,907
Ending Balances at December 31, 2011 (in shares)	29,713	36,311,640	-	-	-
Ending Balances at December 31, 2011	$ 30	$ 36,311	$ 24,496,376	$ (24,145,738)	$ 386,979
Net Income (loss)	-	-	-	246	246
Ending Balances at March 31, 2012 (in shares)	29,713	36,311,640	-	-	-
Ending Balances at March 21, 2012	$ 30	$ 36,311	$ 24,496,376	$ (24,145,492)	$ 387,225

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

For the quarters ended	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$ 246	$ 45,652
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Loss on Disposal of Computer Equipment	-	1,436
Value of Shares returned for services not performed	-	(98,000)
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(8,536)	2,865
(Increase) in Interest Receivable--Related Party	(4,374)	(4,374)
Decrease in Prepaid and Other Current Assets	4,572	71,417
Increase in Accruals and Other Payables	14,874	40,825
(Decrease) in Accounts Payable	(8,335)	(9,452)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,553)	50,369

CASH FLOWS FROM FINANCING ACTIVITIES:
Payoff of Convertible Note Payable	-	(36,000)
Principal Payments Made on line of Credit	(741)	(4,961)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(741)	(40,961)

NET INCREASE IN CASH AND
CASH EQUIVALENTS	(2,294)	9,408

CASH AND CASH EQUIVALENTS:
Beginning of Period	16,675	26,603

End of Period	$ 14,381	$ 36,011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$ 1,736	$ 891
Taxes	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES:
Shares of Common Stock Returned for Consulting Services not Performed	$ -	$ (98,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS CORPORATION. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE A - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim consolidated financial statements and summarized notes included herein were prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in complete consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, it is suggested that these consolidated financial statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in CYIOS Corporations 10-K/A filed April 10, 2012. These interim consolidated financial statements and notes hereto reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Such financial results should not be construed as necessarily indicative of future results

USE OF ESTIMATES

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

PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of five to seven years. Depreciation expense was $0 and $0 respectively for the three months ended March 31, 2012 and 2011. The Company disposed of its computer equipment during the 1st Quarter 2011 and booked a loss of $1,437.

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

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended March 31, 2012 and 2011, the company incurred advertising expense of $206 and $1,680, respectively.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it’s determined that the amounts are uncollectible. The Company did not have a balance in the allowance for doubtful accounts as of March 31, 2012 and 2011.

PREFERRED STOCK

As of March 31, 2012, the outstanding shares of preferred stock are 29,713.

COMMON STOCK

The Company did not issue any shares of common stock during the 1st quarter of 2012.

The following table recaps the capital account transactions occurring during the 1st quarter of 2011:

Month/Description of transaction (1st Quarter)	Number of shares	Price per share	Total Value

January—Returned shares of Common Stock issued for Consulting Services due to cancellation of contract and services not performed.	1,400,000	$ 0.07	$ 98,000
Total	1,400,000		$ 98,000

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

STOCK OPTIONS AND WARRANTS

During the quarters ended March 31, 2012 and 2011, no stock options were granted or exercised.

NOTE B—INCOME TAXES

Due to the prior years’ operating losses and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the tax year ended March 31, 2012.

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

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the three months ended March 31, 2012 and 2011 is as follows:

	2012	2011
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

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

NOTE D—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator. Individuals who have been employed for one month and reached the age of 21 years are eligible to participate. Employees may contribute up to the legal amount allowed by law. The Company matches one quarter of the employee’s contribution up to a maximum of 4% of the employee’s wages. Employees are vested in the Company’s contribution 25% a year and are fully vested after four years. The Company’s contributions for the three months ended March 31, 2012 and 2011 were $3,020 and $4,187, respectively.

NOTE E—COMMITMENTS/LEASES

The Company entered into a new lease agreement on September 20, 2010 for office space. The lease agreement is a month to month agreement that will automatically renew for consecutive periods of one month, for up to twelve months. The current lease agreement is in effect for 12 months. Under this agreement the monthly fees range between $275 and $450. Total future payments through March 31, 2013 are $4,200.

Total rent expense for the three months ended March 31, 2012 and 2011 was $1,213 and $1,150, respectively.

NOTE F—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders. The note is payable on demand and bears 8% interest per annum. The outstanding balance as of March 31, 2012 is $219,284.

Outstanding Interest Receivable as of March 31, 2012 is $47,808. Interest income for the three months ended March 31, 2012 and 2011 was $4,374 and $4,374, respectively.

The above Related Party Loan is secured by 8,000,000 shares of stock owned by the related party.

NOTE G—NET INCOME PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the three months ended March 31, 2012 and 2011 are as follows:

	For the 3 months ended March 31, 2012			For the 3 Months Ended March 31, 2011
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ 246			$ 45,652
Basic EPS
Income available to common stockholders	246	36,311,640	$ 0.00	45,652	36,311,640	$ 0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	246	36,341,353	$ 0.00	45,652	36,341,353	$ 0.00

NOTE H—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America. The line of credit for CKO is 10.75% interest and the line of credit for China Print, Inc. is 14.75%. The line of credit for China Print was paid off in the 3rd quarter of 2011. The outstanding balances of the line of credit by Subsidiary as of March 31, 2012 are as follows:

CKO	$32,187
China Print	-
Total	$32,187

NOTE I—Cancellation of Shares Issued under Consulting Agreement

In the first quarter of 2011, a consultant returned 1,400,000 shares of stock that were valued at $0.07 per share (a total value of $98,000) for services not performed. Of the $98,000, $57,167 was reversed out of prepaid expense and the remaining $40,833 was booked as an entry to other income as “Cancellation of shares issued under consulting agreement”.

NOTE J—SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those events described above.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the consolidated financial Statements and related notes thereto included elsewhere in this report.

INTRODUCTION

CYIOS Corporation and its subsidiaries are collectively referred to as CYIOS. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in the financial condition and results of operations and cash flows for 1st quarter ended March 31, 2012 and 2011 for CYIOS. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying unaudited consolidated financial statements prepared in accordance with U.S. GAAP.

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

Corporate Overview

CYIOS Corporation operates two subsidiaries. CYIOS Corporation and CKO Incorporated are the two vehicles where the company operates its business. The company, through its services subsidiary, CYIOS Corporation, provides innovative Business Transformation and Information Technology solutions to the United States Army, Department of Defense (DoD), and other prospective U.S. Government agencies. CYIOS Corporation supports its customers through a variety of current contract vehicles including prime contracts, subcontracts, sole source, blanket purchase agreements, and multiple award task orders extending well into 2012 and beyond. CYIOS Corporation has received many commendations for its outstanding customer service and support in systems integration and application development, knowledge management and business transformation, and program and project management. As a certified Small Business, CYIOS Corporation provides its services within the following North American Industry Classification System (NAICS) codes:

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

Recent Developments

In the 1st Quarter 2012, our numbers show a slight net income. Our sales remained steady and our expenses are slightly higher than the 1st Quarter 2011. We are a public company without the benefits of raising capital for the company, but despite this fact, we have been able to sustain and grow.

The Company continues to market our product CYIPRO. We anticipate sales of our product CYIPRO to the government and non-government users in 2012.

In the 1st Quarter 2012, we showed net income lower than the net income in the 1st Quarter 2011, this decrease was primarily due to expenses incurred for our year-end audit of 2011 financial statements. We also incurred higher expenses due to the additional legal, administrative and fees associated with filing our quarterly and annual reports to the Securities and Exchange Commission in the new required XBRL format.

Our industry is over $100 billion dollar industry and we have proven our capabilities and shown our successes. We issued an S-1 during 2010 and we recently filed a Post-Effective Amendment (POSAM) to our S-1 in April 2012 and we are awaiting final approval.

FINANCIAL CONDITION

We currently have sufficient financial resources to support our operational (overhead) staff and to fund marketing and development of our product, CYIPRO. We are looking for, and engaged with, investors to raise capital for growth and to establish our advisory board, but currently we have not obtained any additional capital.

OVERVIEW

We are a leading systems integrator and knowledge management solutions provider presently with the U.S. Department of Defense and we have one of the largest knowledge management systems. We have been working to expand into the non-governmental sector by marketing our product CYIPROTM in hopes to generate revenue. This product is in the CKO Inc. subsidiary company and has generated no income during the process of building the product. We intend on offering the product for sale this year in hopes that this product will make us a leading systems integrator and knowledge management solutions provider in the non-governmental market. All of our revenue is derived from the services provided pursuant to single and multiple year awards to different U.S. Army and federal government agencies. CKO, Inc., one of our operating subsidiaries, provides a designed online office management product which is known as CYIPRO™. For the quarters ended March 31, 2012 and 2011, we received no revenue from CYIPRO™.

RESULTS OF OPERATIONS

Revenue: Total sales for the 1st quarter 2012 were $468,587 as compared to $472,596 in sales for the 1st quarter 2011, a decrease of approximately 0.85%.

Cost of Sales: Cost of sales for the 1st quarter 2012 were $256,972, resulting in a gross profit of $211,614 (45.16% gross profit margin) compared to cost of sales for the 1st quarter 2011 of $271,652, resulting in a gross profit of $200,944 (42.52% gross profit margin). Cost of sales have decreased slightly for the 1st quarter of 2012 as compared to 2011 by approximately 5.40% overall. Cost of sales consists solely of direct labor expense which can best be described as contracted services being rendered. We have to pay higher than average salaries to employ the best trained staff and we must also offer the best benefits for these staff.

Indirect Labor: Indirect labor expense increased by $17,330 or approximately12.46% to $156,380 for the 1st quarter ended 2012 from $139,050 for the 1st quarter ended 2011.

Consulting and Professional Fees: Consulting and professional fees for the 1st quarter ended 2012 was $36,545 as compared to $242 for the 1st quarter ended 2011, resulting in an increase of $36,303. The overall increase from the 1st quarter 2012 as compared to the 1st quarter 2011 was a result of incurring additional expense for the preparation and audit of the 2011 financial statements and 10-K.

Depreciation and Interest Expense: Interest expense for the 1st quarter ended 2012 was $1,736, as compared to $891 for the 1st quarter ended 2011. The Company disposed of computer equipment during the 1st quarter 2011 resulting in a loss on disposal in the amount of $1,437.

Selling, General, and Administrative: Selling, general and administrative expenses for the 1st quarter ended of 2012 was $21,080 as compared to $18,046 for the 1st quarter ended 2011—an increase of $3,034 or approximately 16.82%. Selling, general, and administrative expenses consist primarily of advertising, conference fees, XBRL and filing fees, insurance, office supplies, rent, and travel and entertainment expenses.

Net Income/ (Loss) from Operations: Net income for the 1st quarter ended 2012 was $246 as compared to a net income of $45,652 for the 1st quarter ended 2011—a net change of $45,406.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: At March 31, 2012, CYIOS had cash and cash equivalents of $14,381, compared with $36,011 at March 31, 2011, a decrease of $21,630.

During the three months ending March 31, 2012, cash used in operating activities was $1,553, consisting primarily of the net income for the three months ended March 31, 2012 of $246 offset by non-cash charges to:

· Working capital changes of $1,799, consisting of a net increase of $8,338 in Accounts Receivable Related Party Interest Receivable and Other Assets and a net increase of $6,539 in Accrued Expenses, Payroll Taxes Payable, and Accounts Payable.

Financing activities for the three months ended March 31, 2012 used cash in the amount of $741, consisting of:

· Payments made on the Line of Credit in the amount of $741.

Our long-term working capital and capital requirements will depend upon numerous factors, including our efforts to continue to improve operational efficiency and conserve cash. We are not aware of any known trends or demands, commitments, events or uncertainties that will result in or will reasonably likely result in our liquidity increasing or decreasing in a material way. We do not have any material commitments for capital expenditures as of the fiscal year end March 31, 2012. And, we are not aware of any material trends favorable/unfavorable in our capital resources that may materially change our equity or debt. We do not believe that changes in the spending policies of the U.S. government, such as potential decreases in the budgets of federal agencies, including the Department of Defense, or delays in the passage of the U.S. Government budget to be uncertainties that are reasonably likely to have a material impact on our liquidity and results of operations. Many budget cuts have been made since 2001 and we have not been materially impacted at all by those budget changes.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.

Critical Accounting Estimates: There have been no material changes in our critical accounting policies or critical accounting estimates since 2000 nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements.

OUTSTANDING SHARE DATA

The outstanding share data as of March 31, 2012 and 2011 is as follows:

	Number of shares outstanding
	2012	2011
Common Shares	36,311,640	37,711,640
Preferred Shares	29,713	29,713

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2012, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our 3rd fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the year 2008, we became aware of the fact that the Shareholder Loan outstanding to our CEO and major shareholder is considered to be a prohibited transaction according to Section 402 of the Sarbanes-Oxley Act of 2002. However, Section 402 does contain a grandfather clause exempting from the prohibition any loans maintained by the issuer on July 30, 2002; provided, however, that there are no material modifications to, or renewal of the terms of, such loans following that date. A portion of the Shareholder Loan does meet the exemption rules of the grandfather clause; however, after that date additional amounts were added to the Shareholder Loan. The Company has addressed this issue and is disclosing the matter here and has executed a new promissory note for the full amount owed to the Company of $262,512. The terms of the promissory note state that the payoff of the note must be made within a reasonable amount of time and bears an interest rate of 8% per annum. The outstanding balance of the Shareholder Loan was $219,284 as of March 31, 2012. The Company will no longer make payments to the CEO or any other executive officer or director that would be classified as a loan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13a-15 promulgated under the Exchange Act as of March 31, 2012. Our disclosure controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in reports filed Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified and that it is accumulated and communicated to our management, including certifying officers, as appropriate to allow timely decisions regarding timely disclosure. Our management including our certifying officer concludes that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by the report.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this quarterly report on Form 10-Q for the period ended March 31, 2012, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated.

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

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the 1st quarter ended March 31, 2012, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future.

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

Date: April 27, 2012

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

  I have reviewed this report on Form 10-Q for the quarter ended March 31, 2012 of CYIOS Corporation (“registrant”);

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

Date: April 27, 2012

/s/ Timothy Carnahan

Timothy Carnahan

President, Chief Executive Officer,

Principal Financial Officer, Principal

Accounting Officer & Director

Exhibit 32

STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANTTO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of CYIOS Corporation for the nine months ended March 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy Carnahan, our Chairman of the Board, Chief Executive Officer and Principal Financial Officer, certify that:

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

April 27, 2012

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.