Form 10-Q
period 2012-06-30
CYIOS CORP
filed 2012-08-14
CIK 1091566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2012

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
(704) 904-0062
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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 36,311,640 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of August 15, 2012.

Note Regarding FORWARD-LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in Part Item 2 of this Report, the section entitled MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION and Part II Item 1a Risk Factors."

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

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheets

	As of	As of
	June 30,	December 31,
	2012 (unaudited)	2011
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 23,646	$ 16,675
Accounts Receivable	99,553	176,651
Related Party Interest Receivable	52,194	43,434
Prepaid and Other Current Assets	1,675	5,122
TOTAL CURRENT ASSETS	177,068	241,882
OTHER ASSETS
Related Party Loan	219,284	219,284
TOTAL OTHER ASSETS	219,284	219,284
TOTAL ASSETS	$ 396,352	$ 461,166

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Line of Credit	$ 31,255	$ 32,928
Accounts Payable	3,487	17,275
Accruals and Other Payables	18,844	23,984
TOTAL LIABILITIES	53,586	74,187

STOCKHOLDERS' EQUITY
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 36,311,640 and 36,311,640 shares issued and outstanding)	36,311	36,311
Additional Paid-in-Capital	24,496,376	24,496,376
Accumulated Deficit	(24,189,951)	(24,145,738)
TOTAL STOCKHOLDERS' EQUITY	342,766	386,979
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 396,352	$ 461,166

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
SALES AND COST OF SALES
Technology Service Revenue	$ 305,810	$ 495,049	$ 774,398	$ 970,138
Cost of Sales--Direct Labor	183,802	215,606	440,776	487,257
Gross Profit	122,008	279,443	333,622	482,881

OPERATING EXPENSES
Selling, general and administrative	30,164	28,995	51,244	44,610
Salaries and wages	115,556	141,732	271,936	283,389
Consulting Expense--Stock Compensation	-	2,250		-
Consulting and Professional Fees Expense	23,710	34,100	60,255	68,426
TOTAL OPERATING EXPENSES	169,430	207,077	383,435	396,425

Income/(Loss) from Operations	(47,421)	72,366	(49,813)	86,456

OTHER INCOME/(EXPENSE)
Related Party Interest Income	4,386	4,386	8,759	8,759
Loss on Disposal of Equipment	-	-	-	(1,437)
Cancellation of shares issued under Consulting Agreement	-	-	-	31,833
Interest Expense	(1,486)	(2,514)	(3,159)	(3,405)
NET OTHER INCOME/(EXPENSE)	2,899	1,872	5,600	35,750

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	(44,522)	74,238	(44,213)	122,206

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/(LOSS)	(44,522)	74,238	(44,213)	122,206

Net income/(loss) per share--basic and fully diluted	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00
Weighted average shares outstanding--basic and fully diluted	36,311,640	36,341,353	36,311,640	36,341,353

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit (Unaudited)

	Preferred Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Totals
Ending Balances at December 31, 2010 (in shares)	29,713	37,711,640	-	-	-
Ending Balances at December 31, 2010	$ 30	$ 37,711	$ 24,592,976	$ (24,264,645)	$ 366,072
Return of Shares issued for consulting services (in shares)	-	(1,400,000)	-	-	-
Return of Shares issued for consulting services	-	(1,400)	(96,600)	-	(98,000)
Net Income (loss)	-	-	-	118,907	118,907
Ending Balances at December 31, 2011 (in shares)	29,713	36,311,640	-	-	-
Ending Balances at December 31, 2011	$ 30	$ 36,311	$ 24,496,376	$ (24,145,738)	$ 386,979
Net Income (loss)	-	-	-	(44,213)	(44,213)
Ending Balances at June 30, 2012 (in shares)	29,713	36,311,640	-	-	-
Ending Balances at June 30, 2012	$ 30	$ 36,311	$ 24,496,376	$ (24,189,951)	$ 342,766

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

For the six months ended	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$ (44,213)	$ 122,206
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Loss on Disposal of Computer Equipment	-	1,436
Value of Shares returned for services not performed	-	(98,000)
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	77,098	(18,737)
(Increase) in Interest Receivable--Related Party	(8,760)	(8,760)
Decrease in Prepaid and Other Current Assets	3,447	76,167
Increase in Accruals and Other Payables	(5,140)	(1,698)
(Decrease) in Accounts Payable	(13,788)	(9,452)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,644	63,162

CASH FLOWS FROM FINANCING ACTIVITIES:
Payoff of Convertible Note Payable	-	(36,000)
Principal Payments Made on line of Credit	(1,673)	(10,198)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,673)	(46,198)

NET INCREASE IN CASH AND
CASH EQUIVALENTS	6,971	16,964

CASH AND CASH EQUIVALENTS:
Beginning of Period	16,675	27,603

End of Period	$ 23,646	$ 44,567

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$ 1,486	$ 2,514
Taxes	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES:
Shares of Common Stock Returned for Consulting Services not Performed	$ -	$ (98,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS CORPORATION. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of five to seven years. Depreciation expense was $0 and $0 respectively for the three and six months ended June 30, 2012 and 2011. The Company disposed of its computer equipment during the 1st Quarter 2011 and booked a loss of $1,437.

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

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended June 30, 2012 and 2011, the company incurred advertising expense of $206 and $3,756, respectively. For the six months ended June 30, 2012 and 2011, the company incurred advertising expense of $206 and $5,437, respectively.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it’s determined that the amounts are uncollectible. The Company did not have a balance in the allowance for doubtful accounts as of June 30, 2012 and 2011.

PREFERRED STOCK

As of June 30, 2012, the outstanding shares of preferred stock are 29,713.

COMMON STOCK

The Company did not issue any shares of common stock during the 1st and 2nd quarters of 2012.

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

The Company did not issue any shares of common stock during the 2nd quarter of 2011.

STOCK-BASED COMPENSATION

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company has awarded stock-based compensation both as restricted stock and stock options. Any stock options granted were immediately exercised upon grant.

STOCK OPTIONS AND WARRANTS

During the quarters ended June 30, 2012 and 2011, no stock options were granted or exercised.

NOTE B—INCOME TAXES

Due to the prior years’ operating losses and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the three and six months ended June 30, 2012.

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

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the three months ended June 30, 2012 and 2011 is as follows:

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

NOTE D—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator. Individuals who have been employed for one month and reached the age of 21 years are eligible to participate. Employees may contribute up to the legal amount allowed by law. The Company matches one quarter of the employee’s contribution up to a maximum of 4% of the employee’s wages. Employees are vested in the Company’s contribution 25% a year and are fully vested after four years. The Company’s contributions for the three months ended June 30, 2012 and 2011 were $3,011 and $3,527, respectively. The Company’s contributions for the six months ended June 30, 2012 and 2011 were $6,031 and $7,714, respectively.

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

Total rent expense for the three months ended June 30, 2012 and 2011 was $1,060 and $1,047, respectively. Total rent expense for the six months ended June 30, 2012 and 2011 was $2,273 and $2,197, respectively.

NOTE F—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders. The note is payable on demand and bears 8% interest per annum. The outstanding balance as of June 30, 2012 is $219,284.

Outstanding Interest Receivable as of June 30, 2012 is $52,194. Interest income for the three months ended June 30, 2012 and 2011 was $4,386 and $4,386, respectively. Interest income for the three months ended June 30, 2012 and 2011 was $8,759 and $8,759, respectively.

The above Related Party Loan is secured by 8,000,000 shares of stock owned by the related party.

NOTE G—NET INCOME PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the three months ended June 30, 2012 and 2011 are as follows:

	For the 3 months ended June 30, 2012			For the 3 Months Ended June 30, 2012
	Income/(Loss)	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ (44,522)			$ 74,238
Basic EPS
Income available to common stockholders	(44,522)	36,311,640	$ (0.00)	74,238	36,311,640	$ 0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	(44,522)	36,341,353	$ (0.00)	74,238	36,341,353	$ 0.00

NOTE G—NET INCOME PER COMMON SHARE (CONT’)

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the six months ended June 30, 2012 and 2011 are as follows:

	For the six months ended June 30, 2012			For the six months ended June 30, 2012
	Income/(Loss)	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ (44,213)			$ 122,206
Basic EPS
Income available to common stockholders	(44,213)	36,311,640	$ (0.00)	122,206	36,311,640	$ 0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	(44,213)	36,341,353	$ (0.00)	122,206	36,341,353	$ 0.00

NOTE H—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America. The line of credit for CKO is 10.75% interest and the line of credit for China Print, Inc. is 14.75%. The line of credit for China Print was paid off in the 3rd quarter of 2011. The outstanding balances of the line of credit by Subsidiary as of June 30, 2012 are as follows:

CKO	$31,255
China Print	-
Total	$31,255

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

NOTE J—SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those events described above.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the consolidated financial Statements and related notes thereto included elsewhere in this report.

INTRODUCTION

CYIOS Corporation and its subsidiaries are collectively referred to as CYIOS. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in the financial condition and results of operations and cash flows for 1st quarter ended June 30, 2012 and 2011 for CYIOS. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying unaudited consolidated financial statements prepared in accordance with U.S. GAAP.

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

Recent Developments

In the 1st Quarter 2012, our numbers showed a slight net income. Our sales remained steady and our expenses were slightly higher than the 1st Quarter 2011. We are a public company without the benefits of raising capital for the company, but despite this fact, we have been able to sustain and grow.

During the 2nd Quarter 2012, we had a net loss compared to a net income during the 2nd Quarter 2011. During the 2nd Quarter of 2012, our sales declined due to the loss of our contract with SERCO. At the moment we are protesting the loss of this contract and we anticipate a decision on whether or not we will regain this contract by September or October 2012. The SERCO contract represented about 48% of our total sales in 2011. We are actively bidding on other governmental contracts and we anticipate decisions on these contracts by the end of 2012.

The Company continues to market our product CYIPRO. We anticipate sales of our product CYIPRO to the government and non-government users in 2012. We are actively seeking raising capital to assist with marketing this product.

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

In the 2nd Quarter 2012, we showed a net loss compared to a net income for the 2nd Quarter 2011. The decline was due to the loss of our SERCO contract.

We issued an S-1 during 2010 and we are currently filing a Post-Effective Amendment (POSAM) to our S-1 in and we anticipate final approval

FINANCIAL CONDITION

We currently have sufficient financial resources to support our operational (overhead) staff and to fund marketing and development of our product, CYIPRO. We are looking for, and engaged with, investors to raise capital for growth and to establish our advisory board, but currently we have not obtained any additional capital.

OVERVIEW

We are a leading systems integrator and knowledge management solutions provider presently with the U.S. Department of Defense and we have one of the largest knowledge management systems. We have been working to expand into the non-governmental sector by marketing our product CYIPROTM in hopes to generate revenue. This product is in the CKO Inc. subsidiary company and has generated no income during the process of building the product. We intend on offering the product for sale this year in hopes that this product will make us a leading systems integrator and knowledge management solutions provider in the non-governmental market. All of our revenue is derived from the services provided pursuant to single and multiple year awards to different U.S. Army and federal government agencies. CKO, Inc., one of our operating subsidiaries, provides a designed online office management product which is known as CYIPRO™. For the six months ended June 30, 2012 and 2011, we received no revenue from CYIPRO™.

RESULTS OF OPERATIONS

Revenue: Total sales for the 2nd quarter 2012 were $305,810 as compared to $495,049 in sales for the 2nd quarter 2011, a decrease of approximately 38.23%. Total sales for the 1st and 2nd quarters 2012 were $774,398 as compared to $970,138 in sales for the 2nd quarter 2011, a decrease of approximately 25%.

Cost of Sales: Cost of sales for the 2nd quarter 2012 were $183,802, resulting in a gross profit of $122,008 (39.90% gross profit margin) compared to cost of sales for the 2nd quarter 2011 of $215,606, resulting in a gross profit of $279,443 (56.45% gross profit margin). Cost of sales have declined for the 2nd quarter of 2012 as compared to 2011 by approximately 14.75% overall due to the loss of staff resulting from the loss of the SERCO contract. Cost of sales for the 1st and 2nd quarters 2012 were $440,776, resulting in a gross profit of $333,622 (43.08% gross profit margin) compared to cost of sales for the 1st and 2nd quarters 2011 of $487,257, resulting in a gross profit of $482,881 (49.77% gross profit margin). Cost of sales have declined for the 1st and 2nd quarters of 2012 as compared to 2011 by approximately 10.54% overall—again due to the loss of staff resulting from the loss of the SERCO contract. Cost of sales consists solely of direct labor expense which can best be described as contracted services being rendered. We have to pay higher than average salaries to employ the best trained staff and we must also offer the best benefits for these staff.

Indirect Labor: Indirect labor expense decreased to $115,556 or approximately 18.47% from $141,732 for the 2nd quarter ended 2012. Indirect labor expense decreased to $271,936 or approximately 4.20% from $283,289 for the 1st and 2nd quarters ended 2012.

Consulting and Professional Fees: Consulting and professional fees for the 2nd quarter ended 2012 was $23,710 as compared to $34,100 for the 2nd quarter ended 2011, resulting in a decrease of $10,390. Consulting and professional fees for the 1st and 2nd quarters ended 2012 was $60,255 as compared to $68,426 for the 1st and 2nd quarters ended 2011, resulting in a decrease of $8,171.

Depreciation and Interest Expense: Interest expense for the 2nd quarter ended 2012 was $1,486, as compared to $2,514 for the 2nd quarter ended 2011. Interest expense for the 1st and 2nd quarters ended 2012 was $3,159, as compared to $3,405 for the 1st and 2nd quarters ended 2011.The Company disposed of computer equipment during the 1st quarter 2011 resulting in a loss on disposal in the amount of $1,437.

Selling, General, and Administrative: Selling, general and administrative expenses for the 2nd quarter ended of 2012 was $30,164 as compared to $28,995 for the 2nd quarter ended 2011—an increase of $1,169 or approximately 4.03%. Selling, general and administrative expenses for the 1st and 2nd quarters ended of 2012 was $51,244 as compared to $44,610 for the 1st and 2nd quarters ended 2011—an increase of $6,634 or approximately 12.94%. Selling, general, and administrative expenses consist primarily of advertising, conference fees, XBRL and filing fees, insurance, office supplies, rent, and travel and entertainment expenses.

Net Income/ (Loss) from Operations: Net loss for the 2nd quarter ended 2012 was $(44,522) as compared to a net income of $74,238 for the 2nd quarter ended 2011—a net decrease of $118,760. Net loss for the 1st and 2nd quarters ended 2012 was $(44,213) as compared to a net income of $122,206 for the 1st and 2nd quarters ended 2011—a net decrease of $166,419.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: At June 30, 2012, CYIOS had cash and cash equivalents of $23,646, compared with $44,567 at June 30, 2011, a decrease of $20,921.

During the six months ending June 30, 2012, cash used in operating activities was $8,644, consisting primarily of the net loss for the six months ended June 30, 2012 of $44,213 offset by non-cash charges to:

· Working capital changes of $52,857, consisting of a net decrease of $71,785 in Accounts Receivable Related Party Interest Receivable and Other Assets and a net decrease of $18,928 in Accrued Expenses, Payroll Taxes Payable, and Accounts Payable.

Financing activities for the six months ended June 30, 2012 used cash in the amount of $1,673, consisting of:

· Payments made on the Line of Credit in the amount of $1,673.

Our long-term working capital and capital requirements will depend upon numerous factors, including our efforts to continue to improve operational efficiency and conserve cash. We are not aware of any known trends or demands, commitments, events or uncertainties that will result in or will reasonably likely result in our liquidity increasing or decreasing in a material way. We do not have any material commitments for capital expenditures in 2012. And, we are not aware of any material trends favorable/unfavorable in our capital resources that may materially change our equity or debt. We do not believe that changes in the spending policies of the U.S. government, such as potential decreases in the budgets of federal agencies, including the Department of Defense, or delays in the passage of the U.S. Government budget to be uncertainties that are reasonably likely to have a material impact on our liquidity and results of operations. Many budget cuts have been made since 2001 and we have not been materially impacted at all by those budget changes.

Off-Balance Sheet Arrangements: The Company does not have any off-balance sheet arrangements.

Critical Accounting Estimates: There have been no material changes in our critical accounting policies or critical accounting estimates since 2000 nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements.

OUTSTANDING SHARE DATA

The outstanding share data as of June 30, 2012 and 2011 is as follows:

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2012, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our 3rd fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the year 2008, we became aware of the fact that the Shareholder Loan outstanding to our CEO and major shareholder is considered to be a prohibited transaction according to Section 402 of the Sarbanes-Oxley Act of 2002. However, Section 402 does contain a grandfather clause exempting from the prohibition any loans maintained by the issuer on July 30, 2002; provided, however, that there are no material modifications to, or renewal of the terms of, such loans following that date. A portion of the Shareholder Loan does meet the exemption rules of the grandfather clause; however, after that date additional amounts were added to the Shareholder Loan. The Company has addressed this issue and is disclosing the matter here and has executed a new promissory note for the full amount owed to the Company of $262,512. The terms of the promissory note state that the payoff of the note must be made within a reasonable amount of time and bears an interest rate of 8% per annum. The outstanding balance of the Shareholder Loan was $219,284 as of June 30, 2012. The Company will no longer make payments to the CEO or any other executive officer or director that would be classified as a loan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13a-15 promulgated under the Exchange Act as of June 30, 2012. Our disclosure controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in reports filed Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified and that it is accumulated and communicated to our management, including certifying officers, as appropriate to allow timely decisions regarding timely disclosure. Our management including our certifying officer concludes that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by the report.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this quarterly report on Form 10-Q for the period ended June 30, 2012, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated.

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

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the six months ended June 30, 2012, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future.

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

Item 4. Mine Safety Disclosures.

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

Date: August 14, 2012

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

  I have reviewed this report on Form 10-Q for the quarter ended June 30, 2012 of CYIOS Corporation (“registrant”);

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

Date: August 15, 2012

/s/ Timothy Carnahan

Timothy Carnahan

President, Chief Executive Officer,

Principal Financial Officer, Principal

Accounting Officer & Director

Exhibit 32

STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANTTO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of CYIOS Corporation for the nine months ended June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy Carnahan, our Chairman of the Board, Chief Executive Officer and Principal Financial Officer, certify that:

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

August 14, 2012

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.