Form 10-Q
period 2012-09-30
CYIOS CORP
filed 2012-11-15
CIK 1091566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2012

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 36,311,640 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of November 15, 2012.

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

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet

	As of	As of
	September 30,	December 31,
	2012 (unaudited)	2011 (audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 2,472	$ 16,675
Accounts Receivable	101,189	176,651
Related Party Interest Receivable	56,579	43,434
Prepaid and Other Current Assets	1,300	5,122
TOTAL CURRENT ASSETS	161,540	241,882
OTHER ASSETS
Related Party Loan	219,284	219,284
TOTAL OTHER ASSETS	219,284	219,284
TOTAL ASSETS	$ 380,825	$ 461,166

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Line of Credit	$ 29,555	$ 32,928
Accounts Payable	10,433	17,275
Accruals and Other Payables	29,626	23,984
TOTAL LIABILITIES	69,615	74,187

STOCKHOLDERS' EQUITY
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 36,311,640 and 36,311,640 shares issued and outstanding)	36,311	36,311
Additional Paid-in-Capital	24,496,376	24,496,376
Accumulated Deficit	(24,221,507)	(24,145,738)
TOTAL STOCKHOLDERS' EQUITY	311,210	386,979
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 380,825	$ 461,166

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
SALES AND COST OF SALES
Technology Service Revenue	$ 243,051	$ 482,993	$ 1,017,449	$ 1,453,131
Cost of Sales--Direct Labor	123,302	251,144	564,078	738,402
Gross Profit	119,749	231,849	453,371	714,729

OPERATING EXPENSES
Selling, general and administrative	19,145	50,271	70,353	95,965
Salaries and wages	116,644	177,734	389,408	460,205
Consulting and Professional Fees Expense	19,598	24,460	79,852	92,886
TOTAL OPERATING EXPENSES	155,386	252,465	539,613	649,056

Income/(Loss) from Operations	(35,638)	(20,616)	(86,242)	65,673

OTHER INCOME/(EXPENSE)
Related Party Interest Income	4,386	4,385	13,145	13,145
Loss on Disposal of Equipment	-	-	-	(1,437)
Cancellation of shares issued under Consulting Agreement	-	-	-	31,833
Interest Expense	(380)	(1,449)	(2,671)	(4,853)
NET OTHER INCOME/(EXPENSE)	4,006	2,936	10,474	38,688

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	(31,631)	(17,680)	(75,769)	104,361

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/(LOSS)	(31,631)	(17,680)	(75,769)	104,361

Net income/(loss) per share--basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.00
Weighted average shares outstanding--basic and fully diluted	36,311,640	36,311,640	36,311,640	36,341,353

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Deficit (Unaudited)

	Preferred Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Totals
Ending Balances at December 31, 2010 (in shares)	29,713	37,711,640	-	-	-
Ending Balances at December 31, 2010	$ 30	$ 37,711	$ 24,592,976	$ (24,264,645)	$ 366,072
Return of Shares issued for consulting services (in shares)	-	(1,400,000)	-	-	-
Return of Shares issued for consulting services	-	(1,400)	(96,600)	-	(98,000)
Net Income (loss)	-	-	-	118,907	118,907
Ending Balances at December 31, 2011 (in shares)	29,713	36,311,640	-	-	-
Ending Balances at December 31, 2011	$ 30	$ 36,311	$ 24,496,376	$ (24,145,738)	$ 386,979
Net Income (loss)	-	-	-	(75,769)	(75,769)
Ending Balances at September 30, 2012 (in shares)	29,713	36,311,640	-	-	-
Ending Balances at September 30, 2012	$ 30	$ 36,311	$ 24,496,376	$ (24,221,507)	$ 311,210

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$ (75,769)	$ 104,361
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Loss on Disposal of Computer Equipment	-	1,436
Value of Shares returned for services not performed	-	(98,000)
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	75,462	(703)
(Increase) in Interest Receivable--Related Party	(13,145)	(13,144)
Decrease in Prepaid and Other Current Assets	3,822	76,167
Increase in Accruals and Other Payables	5,642	1,454
(Decrease) in Accounts Payable	(6,842)	(9,452)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,830)	62,119

CASH FLOWS FROM FINANCING ACTIVITIES:
Payoff of Convertible Note Payable	-	(36,000)
Principal Payments Made on line of Credit	(3,373)	(17,028)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,373)	(53,028)

NET INCREASE IN CASH AND
CASH EQUIVALENTS	(14,203)	9,091

CASH AND CASH EQUIVALENTS:
Beginning of Period	16,675	27,603

End of Period	$ 2,472	$ 36,694

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$ 380	$ 4,853
Taxes	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES:
Shares of Common Stock Returned for Consulting Services not Performed	$ -	$ (98,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS CORPORATION. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

PROPERTY AND EQUIPMENT

The Company provides for depreciation of equipment using accelerated and straight-line methods based on estimated useful lives of five to seven years. Depreciation expense was $0 and $0 respectively for the three and nine months ended September 30, 2012 and 2011. The Company disposed of its computer equipment during the 1st Quarter 2011 and booked a loss of $1,437.

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

Advertising Costs

Advertising costs are expensed as incurred. For the three months ended September 30, 2012 and 2011, the company incurred advertising expense of $0 and $12,100, respectively. For the nine months ended September 30, 2012 and 2011, the company incurred advertising expense of $206 and $17,537, respectively.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written off when it’s determined that the amounts are uncollectible. The Company did not have a balance in the allowance for doubtful accounts as of September 30, 2012 and 2011.

PREFERRED STOCK

As of September 30, 2012, the outstanding shares of preferred stock are 29,713.

COMMON STOCK

The Company did not issue any shares of common stock during the 1st, 2nd and 3rd quarters of 2012.

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

The Company did not issue any shares of common stock during the 2nd and 3rd quarters of 2011.

STOCK-BASED COMPENSATION

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company has awarded stock-based compensation both as restricted stock and stock options. Any stock options granted were immediately exercised upon grant.

STOCK OPTIONS AND WARRANTS

During the quarters ended September 30, 2012 and 2011, no stock options were granted or exercised.

NOTE B—INCOME TAXES

Due to the prior years’ operating losses and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the three and nine months ended September 30, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

NOTE B—INCOME TAXES (CONT’D)

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2011 is as follows:

Total Deferred Tax Asset	$ 2,231,203
Valuation Allowance	(2,231,203)
Net Deferred Tax Asset	-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the three months ended September 30, 2012 and 2011 is as follows:

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

NOTE D—PENSION PLAN

The Company has a 401(k) plan which is administered by a third-party administrator. Individuals who have been employed for one month and reached the age of 21 years are eligible to participate. Employees may contribute up to the legal amount allowed by law. The Company matches one quarter of the employee’s contribution up to a maximum of 4% of the employee’s wages. Employees are vested in the Company’s contribution 25% a year and are fully vested after four years. The Company’s contributions for the three months ended September 30, 2012 and 2011 were $3,650 and $4,119, respectively. The Company’s contributions for the nine months ended September 30, 2012 and 2011 were $9,681 and $11,833, respectively.

NOTE E—COMMITMENTS/LEASES

The Company entered into a new lease agreement on September 20, 2010 for office space. The lease agreement is a month to month agreement that will automatically renew for consecutive periods of one month, for up to twelve months. The current lease agreement is in effect for 12 months. Under this agreement the monthly fees range between $275 and $450. Total future payments through September 30, 2013 are $4,200.

Total rent expense for the three months ended September 30, 2012 and 2011 was $854 and $769, respectively. Total rent expense for the nine months ended September 30, 2012 and 2011 was $3,127 and $2,966, respectively.

NOTE F—RELATED PARTIES

The Company has a Note Receivable with one of its officers and major shareholders. The note is payable on demand and bears 8% interest per annum. The outstanding balance as of September 30, 2012 is $219,284.

Outstanding Interest Receivable as of September 30, 2012 is $56,579. Interest income for the three months ended September 30, 2012 and 2011 was $4,386 and $4,385, respectively. Interest income for the nine months ended September 30, 2012 and 2011 was $13,145 and $13,145, respectively.

The above Related Party Loan is secured by 8,000,000 shares of stock owned by the related party.

NOTE G—NET INCOME PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the three months ended September 30, 2012 and 2011 are as follows:

	For the 3 months ended September 30, 2011			For the 3 Months Ended September 30, 2010
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ (17,680)			$ (45,517)
Basic EPS
Income available to common stockholders	(17,680)	36,311,640	$ (0.00)	(45,517)	35,758,297	$ 0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	(17,680)	36,341,353	$ (0.00)	(45,517)	35,788,010	$ 0.00

NOTE G—NET INCOME PER COMMON SHARE (CONT’)

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the nine months ended September 30, 2012 and 2011 are as follows:

	For the nine months ended September 30, 2012			For the nine months ended September 30, 2012
	Income/(Loss)	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ (75,769)			$ 104,361
Basic EPS
Income available to common stockholders	(75,769)	36,311,640	$ (0.00)	104,361	36,311,640	$ 0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	(75,769)	36,341,353	$ (0.00)	104,361	36,341,353	$ 0.00

NOTE H—LINE OF CREDIT

Two of the Company’s subsidiaries have lines of credit with Bank of America. The line of credit for CKO is 10.75% interest and the line of credit for China Print, Inc. is 14.75%. The line of credit for China Print was paid off in the 3rd quarter of 2011. The outstanding balances of the line of credit by Subsidiary as of September 30, 2012 are as follows:

CKO	$29,555
China Print	-
Total	$29,555

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

NOTE J—SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those events described above.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the consolidated financial Statements and related notes thereto included elsewhere in this report.

INTRODUCTION

CYIOS Corporation and its subsidiaries are collectively referred to as CYIOS. The following Management Discussion and Analysis of Financial Condition and Results of Operations was prepared by management and discusses material changes in the financial condition and results of operations and cash flows for 1st quarter ended September 30, 2012 and 2011 for CYIOS. Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying unaudited consolidated financial statements prepared in accordance with U.S. GAAP.

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

CKO Incorporated is CYIOS’ subsidiary, which offers the product CYIPRO; a business transformation tool that utilizes the first project based operating system (OS). This new project OS is the nucleus of why CYIPRO can transform your people, processes and information into a productive, effective and rich environment. CYIPRO securely brings the latest concepts of business transformation and technology to fruition. CYIOS built the prototype for the U.S. Army, named AKO, which now serves over 1.8 million Army users worldwide and has built CYIPRO to complement knowledge management and business transformation for agencies and commercial business. CYIPRO was developed as an agency-level business transformation solution in response to Government initiatives in teleworking led by OPM and GSA; the President’s Management Agenda and its focus on retaining human capital; FISMA, HSPD-12 and PKI for secure communications through common access cards; Lean Nine Sigma to improve workflow and reduce redundancies; and the Clinger-Cohen Act to improve efficiencies in technology. CYIPRO has been positioned to work in conjunction with the AKO model to sell as a customized product to Federal, State and Local Governments. This, in turn, can lead to growth in service contracts for business transformation and modernization solutions.

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

During the 3rd Quarter 2012, we had a net loss that was higher than the net loss of the 3rd Quarter 2011. Our sales in the 3rd Quarter of 2012 have declined compared to the sales of the 3rd Quarter 2011 due to the loss of our contract with SERCO. We are still in the process of protesting the loss of the SERCO contract and we are awaiting a decision on whether or not we will regain that contract. Despite the loss of the SERCO contract, we have been able to sustain operations by cutting our expenses. We are actively bidding on other governmental contracts and we do anticipate being awarded new contracts within the next 1 to 3 months.

The Company continues to market our product CYIPRO. We anticipate sales of our product CYIPRO to the government and non-government users in late 2012. We are actively seeking raising capital to assist with marketing this product.

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

In the 2nd and 3rd Quarters of 2012, we showed a net loss compared to a net income for the 2nd and 3rd Quarters of 2011. The decline was due to the loss of our SERCO contract.

FINANCIAL CONDITION

We currently have sufficient financial resources to sustain our operational (overhead) staff and to fund marketing and development of our product, CYIPRO. We are looking for, and engaged with, investors to raise capital for growth and to establish our advisory board, but currently we have not obtained any additional capital.

OVERVIEW

We are a leading systems integrator and knowledge management solutions provider presently with the U.S. Department of Defense and we have one of the largest knowledge management systems. We have been working to expand into the non-governmental sector by marketing our product CYIPROTM in hopes to generate revenue. This product is in the CKO Inc. subsidiary company and has generated no income during the process of building the product. We intend on offering the product for sale this year in hopes that this product will make us a leading systems integrator and knowledge management solutions provider in the non-governmental market. All of our revenue is derived from the services provided pursuant to single and multiple year awards to different U.S. Army and federal government agencies. CKO, Inc., one of our operating subsidiaries, provides a designed online office management product which is known as CYIPRO™. For the nine months ended September 30, 2012 and 2011, we received no revenue from CYIPRO™.

RESULTS OF OPERATIONS

Revenue: Total sales for the 3rd quarter 2012 were $243,051 as compared to $482,993 in sales for the 2nd quarter 2011, a decrease of approximately 49.68%. Total sales for the 1st, 2nd and 3rd quarters 2012 were $1,017,449 as compared to $1,453,141 in sales for the 1st, 2nd and 3rd quarters 2011, a decrease of approximately 29.98%.

Cost of Sales: Cost of sales for the 3rd quarter 2012 were $123,302, resulting in a gross profit of $119,749 (49.27% gross profit margin) compared to cost of sales for the 3rd quarter 2011 of $251,144, resulting in a gross profit of $231,849 (48% gross profit margin). Cost of sales have declined for the 3rd quarter of 2012 as compared to 2011 by approximately 50.90% overall due to the loss of staff resulting from the loss of the SERCO contract. Cost of sales for the 1st, 2nd and 3rd quarters 2012 were $564,078, resulting in a gross profit of $453,371 (44.56% gross profit margin) compared to cost of sales for the 1st, 2nd and 3rd quarters 2011 of $738,402, resulting in a gross profit of $714,729 (49.19% gross profit margin). Cost of sales have declined for the 1st, 2nd and 3rd quarters of 2012 as compared to 2011 by approximately 23.61% overall—again due to the loss of staff resulting from the loss of the SERCO contract. Cost of sales consists solely of direct labor expense which can best be described as contracted services being rendered. We have to pay higher than average salaries to employ the best trained staff and we must also offer the best benefits for these staff.

Indirect Labor: Indirect labor expense decreased to $116,644 or approximately 34.37% from $177,734 for the 3rd quarter ended 2012. Indirect labor expense decreased to $389,408 or approximately 15.38% from $460,205 for the 1st, 2nd and 3rd quarters ended 2012.

Consulting and Professional Fees: Consulting and professional fees for the 3rd quarter ended 2012 was $19,598 as compared to $24,460 for the 2nd quarter ended 2011, resulting in a decrease of $4,863. Consulting and professional fees for the 1st, 2nd and 3rd quarters ended 2012 was $79,852 as compared to $92,886 for the 1st, 2nd and 3rd quarters ended 2011, resulting in a decrease of $13,034.

Depreciation and Interest Expense: Interest expense for the 3rd quarter ended 2012 was $380, as compared to $1,449 for the 3rd quarter ended 2011. Interest expense for the 1st, 2nd and 3rd quarters ended 2012 was $2,671, as compared to $4,853 for the 1st, 2nd and 3rd quarters ended 2011.The Company disposed of computer equipment during the 1st quarter 2011 resulting in a loss on disposal in the amount of $1,437.

Selling, General, and Administrative: Selling, general and administrative expenses for the 3rd quarter ended of 2012 was $19,145 as compared to $50,271 for the 3rd quarter ended 2011—a decrease of $31,126 or approximately 61.92%. Selling, general and administrative expenses for the 1st , 2nd and 3rd quarters ended of 2012 was $70,353 as compared to $95,965 for the 1st, 2nd and 3rd quarters ended 2011—a decrease of $25,612 or approximately 26.69%. Selling, general, and administrative expenses consist primarily of advertising, conference fees, XBRL and filing fees, insurance, office supplies, rent, and travel and entertainment expenses.

Net Income/ (Loss) from Operations: Net loss for the 3rd quarter ended 2012 was $(31,631) as compared to a net income of $(17,680) for the 3rd quarter ended 2011—a net decrease of $13,951. Net loss for the 1st, 2nd and 3rd quarters ended 2012 was $(75,769) as compared to a net income of $104,361 for the 1st , 2nd and 3rd quarters ended 2011—a net decrease of $180,130.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: At September 30, 2012, CYIOS had cash and cash equivalents of $2,472, compared with $36,694 at September 30, 2011, a decrease of $34,222.

During the nine months ending September 30, 2012, cash used in operating activities was $10,830, consisting primarily of the net loss for the nine months ended September 30, 2012 of $75,769 offset by non-cash charges to:

· Working capital changes of $64,939, consisting of a net decrease of $66,139 in Accounts Receivable Related Party Interest Receivable and Other Assets and a net decrease of $1,200 in Accrued Expenses, Payroll Taxes Payable, and Accounts Payable.

Financing activities for the nine months ended September 30, 2012 used cash in the amount of $3,373, consisting of:

· Payments made on the Line of Credit in the amount of $3,373.

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

The outstanding share data as of September 30, 2012 and 2011 is as follows:

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2012, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our 3rd fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the year 2008, we became aware of the fact that the Shareholder Loan outstanding to our CEO and major shareholder is considered to be a prohibited transaction according to Section 402 of the Sarbanes-Oxley Act of 2002. However, Section 402 does contain a grandfather clause exempting from the prohibition any loans maintained by the issuer on July 30, 2002; provided, however, that there are no material modifications to, or renewal of the terms of, such loans following that date. A portion of the Shareholder Loan does meet the exemption rules of the grandfather clause; however, after that date additional amounts were added to the Shareholder Loan. The Company has addressed this issue and is disclosing the matter here and has executed a new promissory note for the full amount owed to the Company of $262,512. The terms of the promissory note state that the payoff of the note must be made within a reasonable amount of time and bears an interest rate of 8% per annum. The outstanding balance of the Shareholder Loan was $219,284 as of September 30, 2012. The Company will no longer make payments to the CEO or any other executive officer or director that would be classified as a loan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13a-15 promulgated under the Exchange Act as of September 30, 2012. Our disclosure controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in reports filed Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified and that it is accumulated and communicated to our management, including certifying officers, as appropriate to allow timely decisions regarding timely disclosure. Our management including our certifying officer concludes that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by the report.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this quarterly report on Form 10-Q for the period ended September 30, 2012, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated.

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

Revenues derived from contracts with federal government agencies accounted for all of our revenues for the nine months ended September 30, 2012, and we believe that federal government agencies will continue to be the source of all or substantially all of our revenues for the foreseeable future.

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

Date: November 15, 2012

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

  I have reviewed this report on Form 10-Q for the quarter ended September 30, 2012 of CYIOS Corporation (“registrant”);

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

Date: November 15, 2012

/s/ Timothy Carnahan

Timothy Carnahan

President, Chief Executive Officer,

Principal Financial Officer, Principal

Accounting Officer & Director

Exhibit 32

STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANTTO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of CYIOS Corporation for the nine months ended September 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy Carnahan, our Chairman of the Board, Chief Executive Officer and Principal Financial Officer, certify that:

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

November 15, 2012

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.