Form 10-Q/A
period 2012-09-30
CYIOS CORP
filed 2012-11-16
CIK 1091566

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 36,311,640 common stock shares and 29,713 preferred shared convertible to common at a 1:1 ratio, par value $0.001, as of November 16, 2012.

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

Please note—The original 10-Q report for the 3rd Quarter that was transmitted on November 15, 2012 was submitted before our independent auditors completed their review and without their consent. We will file an amended 10-Q/A upon the completion of our auditors review and when they give us final consent.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this quarterly report on Form 10-Q/A for the period ended September 30, 2012, there were no pending material legal proceedings to which we were a party and we are not aware that any were contemplated.

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

Date: November 16, 2012

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

  I have reviewed this report on Form 10-Q/A for the quarter ended September 30, 2012 of CYIOS Corporation (“registrant”);

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

Date: November 16, 2012

/s/ Timothy Carnahan

Timothy Carnahan

President, Chief Executive Officer,

Principal Financial Officer, Principal

Accounting Officer & Director

Exhibit 32

STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANTTO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q/A of CYIOS Corporation for the nine months ended September 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy Carnahan, our Chairman of the Board, Chief Executive Officer and Principal Financial Officer, certify that:

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

November 16, 2012

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.