Form 10-Q/A
period 2012-09-30
CYIOS CORP
filed 2012-11-21
CIK 1091566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

CYIOS Corporation and Subsidiaries
Consolidated Balance Sheet

	As of	As of
	September 30,	December 31,
	2012 (unaudited)	2011
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 2,472	$ 16,675
Accounts Receivable	101,189	176,651
Prepaid and Other Current Assets	1,300	5,122
TOTAL CURRENT ASSETS	104,961	198,448
OTHER ASSETS
Related Party Loan	219,284	219,284
Related Party Interest Receivable	56,579	43,434
TOTAL OTHER ASSETS	275,864	262,718
TOTAL ASSETS	$ 380,825	$ 461,166

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Line of Credit	$ 29,555	$ 32,928
Accounts Payable	10,433	17,275
Accruals and Other Payables	29,626	23,984
TOTAL LIABILITIES	69,615	74,187

STOCKHOLDERS' EQUITY
Convertible Preferred Stock ($.001 par value, 5,000,000 authorized: 29,713 and 29,713 issued and outstanding)	30	30
Common Stock ($.001 par value, 100,000,000 shares authorized: 36,311,640 and 36,311,640 shares issued and outstanding)	36,311	36,311
Additional Paid-in-Capital	24,496,376	24,496,376
Accumulated Deficit	(24,221,507)	(24,145,738)
TOTAL STOCKHOLDERS' EQUITY	311,210	386,979
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 380,825	$ 461,166

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Operations (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
SALES AND COST OF SALES
Technology Service Revenue	$ 243,051	$ 482,993	$ 1,017,449	$ 1,453,131
Cost of Sales--Direct Labor	123,302	251,144	564,078	738,402
Gross Profit	119,749	231,849	453,371	714,729

OPERATING EXPENSES
Selling, general and administrative	19,145	50,271	70,353	95,965
Salaries and wages	116,644	177,734	389,408	460,205
Consulting and Professional Fees Expense	19,598	24,460	79,852	92,886
TOTAL OPERATING EXPENSES	155,386	252,465	539,613	649,056

Income/(Loss) from Operations	(35,638)	(20,616)	(86,242)	65,673

OTHER INCOME/(EXPENSE)
Related Party Interest Income	4,386	4,385	13,145	13,145
Loss on Disposal of Equipment	-	-	-	(1,437)
Cancellation of shares issued under Consulting Agreement	-	-	-	31,833
Interest Expense	(380)	(1,449)	(2,671)	(4,853)
NET OTHER INCOME/(EXPENSE)	4,006	2,936	10,474	38,688

INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	(31,631)	(17,680)	(75,769)	104,361

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/(LOSS)	(31,631)	(17,680)	(75,769)	104,361

Net income/(loss) per share--basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.00
Weighted average shares outstanding--basic and fully diluted	36,311,640	36,311,640	36,311,640	36,341,353

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)

	Preferred Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Totals
Ending Balances at December 31, 2010 (in shares)	29,713	37,711,640	-	-	-
Ending Balances at December 31, 2010	$ 30	$ 37,711	$ 24,592,976	$ (24,264,645)	$ 366,072
Return of Shares issued for consulting services (in shares)	-	(1,400,000)	-	-	-
Return of Shares issued for consulting services	-	(1,400)	(96,600)	-	(98,000)
Net Income (loss)	-	-	-	118,907	118,907
Ending Balances at December 31, 2011 (in shares)	29,713	36,311,640	-	-	-
Ending Balances at December 31, 2011	$ 30	$ 36,311	$ 24,496,376	$ (24,145,738)	$ 386,979
Net Income (loss)	-	-	-	(75,769)	(75,769)
Ending Balances at September 30, 2012 (in shares)	29,713	36,311,640	-	-	-
Ending Balances at September 30, 2012	$ 30	$ 36,311	$ 24,496,376	$ (24,221,507)	$ 311,210

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYIOS Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(loss)	$ (75,769)	$ 104,361
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Loss on Disposal of Computer Equipment	-	1,436
Value of Shares returned for services not performed	-	(98,000)
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	75,462	(703)
(Increase) in Interest Receivable--Related Party	(13,145)	(13,144)
Decrease in Prepaid and Other Current Assets	3,822	76,167
Increase in Accruals and Other Payables	5,642	1,454
(Decrease) in Accounts Payable	(6,842)	(9,452)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,830)	62,119

CASH FLOWS FROM FINANCING ACTIVITIES:
Payoff of Convertible Note Payable	-	(36,000)
Principal Payments Made on line of Credit	(3,373)	(17,028)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,373)	(53,028)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(14,203)	9,091

CASH AND CASH EQUIVALENTS:
Beginning of Period	16,675	27,603

End of Period	$ 2,472	$ 36,694

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$ 380	$ 4,853
Taxes	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES:
Shares of Common Stock Returned for Consulting Services not Performed	$ -	$ (98,000)

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

Net Income/(Loss) per Common Share

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

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance decreased by $26,545 in 2011. No tax benefits have been recorded for the nondeductible (tax) expenses (including stock for services) totaling $17,583,375.

As of December 31, 2011, the Company had federal and state net operating loss carryforwards of $6,562,363 which will expire at various times through the year 2031.

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

NOTE G—NET INCOME PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the three months ended September 30, 2012 and 2011 are as follows:

	For the 3 months ended September 30, 2012			For the 3 Months Ended September 30, 2011
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ (31,310)			$ (17,680)
Basic EPS
Income available to common stockholders	(31,631)	36,311,640	$ (0.00)	(17,680)	36,311,640	$ (0.00)
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	(31,631)	36,341,353	$ (0.00)	(17,680)	36,341,353	$ (0.00)

NOTE G—NET INCOME PER COMMON SHARE (CONT’)

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per shares is as follows for the nine months ended September 30, 2012 and 2011 are as follows:

	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011
	Income/(Loss)	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income/(Loss)	$ (75,769)			$ 104,361
Basic EPS
Income available to common stockholders	(75,769)	36,311,640	$ (0.00)	104,361	36,311,640	$ 0.00
Effect of Dilutive Securities
Warrants
Convertible preferred stock		29,713			29,713
Diluted EPS
Net Income/(Loss)	(75,769)	36,341,353	$ (0.00)	104,361	36,341,353	$ 0.00

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

RESULTS OF OPERATIONS

Revenue: Total sales for the 3rd quarter 2012 were $243,051 as compared to $482,993 in sales for the 3rd quarter 2011, a decrease of approximately 49.68%. Total sales for the 1st, 2nd and 3rd quarters 2012 were $1,017,449 as compared to $1,453,141 in sales for the 1st, 2nd and 3rd quarters 2011, a decrease of approximately 29.98%.

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

Consulting and Professional Fees: Consulting and professional fees for the 3rd quarter ended 2012 was $19,598 as compared to $24,460 for the 3rd quarter ended 2011, resulting in a decrease of $4,863. Consulting and professional fees for the 1st, 2nd and 3rd quarters ended 2012 was $79,852 as compared to $92,886 for the 1st, 2nd and 3rd quarters ended 2011, resulting in a decrease of $13,034.

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

Net Income/(Loss) from Operations: Net loss for the 3rd quarter ended 2012 was $(31,631) as compared to a net loss of $(17,680) for the 3rd quarter ended 2011—a net increase of $(13,951). Net loss for the 1st, 2nd and 3rd quarters ended 2012 was $(75,769) as compared to a net income of $104,361 for the 1st , 2nd and 3rd quarters ended 2011—a net decrease of $180,130.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: At September 30, 2012, CYIOS had cash and cash equivalents of $2,472, compared with $16,675 at December 31, 2011, a decrease of $14,203.

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

OUTSTANDING SHARE DATA

The outstanding share data as of September 30, 2012 and December 31, 2011 is as follows:

	Number of shares outstanding
	2012	2011
Common Shares	36,311,640	36,311,640
Preferred Shares	29,713	29,713

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

As of ended September 30, 2012, and as a result of historical operating losses from prior years, our accumulated deficit was $24,221,507. Lenders generally regard an accumulated deficit as a negative factor in assessing creditworthiness, and for this reason, the extent of our accumulated deficit coupled with our historical operating losses will negatively impact our ability to borrow funds if and when required. Any inability to borrow funds, or a reduction in favorability of terms upon which we are able to borrow funds, including the amount available to us, the applicable interest rate and the collateralization required, may affect our ability to meet our obligations as they come due, and adversely affect on our business, financial condition, and results of operations, raising substantial doubts as to our ability to continue as a going concern.

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

Date: November 21, 2012

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

Date: November 21, 2012

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

November 21, 2012

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by us for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.